Form 10-Q
period 1996-03-31
THERATX INC /DE/
filed 1996-05-15
CIK 922980

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996
                                            --------------
                                       or

           []TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                    Commission File number          0-24292
                                                    -------

                             THERATX, INCORPORATED
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                      33-0359338
- - ---------------------------------------         -------------------------------------
State of Jurisdiction of Incorporation          I.R.S. Employer Identification Number
or Organization

                         400 Northridge Road, Suite 400
                               Atlanta, GA 30350
- - --------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (770) 518-9449
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  [X]   NO [ ]

The number of shares outstanding of the registrant's Common Stock, $0.001 Par Value, as of April 30, 1996, was 21,361,220 shares.

                                     INDEX
                             THERATX, INCORPORATED

                 PART I - FINANCIAL INFORMATION                                                                            PAGE
                 Item 1. Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

                         Condensed Consolidated Balance Sheets - March 31, 1996 (Unaudited) and
                           December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

                         Condensed Consolidated Statements of Income (Unaudited) - Three months ended March 31,
                           1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4

                         Condensed Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31, 1996
                           and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

                         Notes to Condensed Consolidated Financial Statements (Unaudited) - March 31, 1996  . . . . . . .     6

                 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . .     8



                 PART II - OTHER INFORMATION


                 Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

                 Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

                 Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

                 Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . .    14

                 Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

                 Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
                     THERATX, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                   MARCH 31,       DECEMBER 31,
                                                                                                      1996             1995
                                                                                                 ------------     ------------
                                                      ASSETS                                      (Unaudited)
                 Current assets:
                   Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .   $     10,184     $     10,530
                   Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . .          1,023            1,023
                   Accounts receivable, net of allowances for doubtful accounts and denials  .         85,979           76,766
                   Third-party settlements, net  . . . . . . . . . . . . . . . . . . . . . . .         10,101            7,084
                   Inventory   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,526            5,415
                   Prepaid expenses and other current assets   . . . . . . . . . . . . . . . .          4,800            3,942
                   Receivable from stockholder   . . . . . . . . . . . . . . . . . . . . . . .              -              379
                   Income taxes receivable   . . . . . . . . . . . . . . . . . . . . . . . . .          2,227            2,010
                   Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .          1,737            1,737
                                                                                                 ------------     ------------
                     Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        121,577          108,886
                 Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .        128,159          125,915
                 Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . .        (16,102)         (14,238)
                                                                                                 ------------     ------------
                                                                                                      112,057          111,677
                 Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .         98,954           97,844
                 Long-term notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . .          8,174            8,404
                 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,733            2,987
                                                                                                 ------------     ------------
                     Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    344,495     $    329,798
                                                                                                 ============     ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                 Current liabilities:
                   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      7,807     $      9,560
                   Accrued payroll and related expenses  . . . . . . . . . . . . . . . . . . .         19,341           16,819
                   Accrued interest payable  . . . . . . . . . . . . . . . . . . . . . . . . .          1,702            3,679
                   Other accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          7,905            6,902
                   Long-term debt, current portion   . . . . . . . . . . . . . . . . . . . . .            435              656
                                                                                                 ------------     ------------
                     Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . .         37,190           37,616

                 Long-term debt, net of current portion  . . . . . . . . . . . . . . . . . . .         61,580           51,741
                 Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100,000          100,000
                 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            417              327
                 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .            213              213
                 Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             60                2
                 Commitments and contingencies
                 Stockholders' equity:
                   Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20               20
                   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .        121,593          121,403
                   Note receivable from stockholder  . . . . . . . . . . . . . . . . . . . . .           (100)            (100)
                   Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,522           18,576
                                                                                                 ------------     ------------
                     Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .        145,035          139,899
                                                                                                 ------------     ------------
                     Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .   $    344,495     $    329,798
                                                                                                 ============     ============

           See notes to condensed consolidated financial statements.

                     THERATX, INCORPORATED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share data)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------------------
                                                                                         1996                   1995
                                                                                      ---------      -------------------------
                                                                                        ACTUAL         ACTUAL        PRO FORMA
                                                                                      ---------      ---------      ----------
                 Revenues:
                   Patient care revenues, net  . . . . . . . . . . . . . . . . . .    $  85,675      $  57,733      $   67,827
                   Management services and other   . . . . . . . . . . . . . . . .        1,953          1,031           1,031
                   Sales of medical supplies and related services  . . . . . . . .        5,696            736           5,987
                                                                                      ---------      ---------      ----------
                     Total net revenues  . . . . . . . . . . . . . . . . . . . . .       93,324         59,500          74,845
                 Operating costs and expenses:
                   Cost of revenues:
                     Salaries, wages and benefits  . . . . . . . . . . . . . . . .       49,080         34,488          39,066
                     Other operating expenses  . . . . . . . . . . . . . . . . . .       14,018          8,291          11,846
                     Cost of medical supply sales and related services   . . . . .        4,387            486           4,978
                   Corporate, general and administrative   . . . . . . . . . . . .        9,284          6,794           7,385
                   Depreciation and amortization   . . . . . . . . . . . . . . . .        2,682          1,789           2,513
                   Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,210          1,657           1,731
                                                                                      ---------      ---------      ----------
                     Total operating costs and expenses  . . . . . . . . . . . . .       81,661         53,505          67,519
                                                                                      ---------      ---------      ----------
                 Income from operations  . . . . . . . . . . . . . . . . . . . . .       11,663          5,995           7,326
                 Interest and other expense, net . . . . . . . . . . . . . . . . .        3,029          1,064           2,291
                                                                                      ---------      ---------      ----------
                 Income before income taxes and minority interest  . . . . . . . .        8,634          4,931           5,035
                 Provision for income taxes  . . . . . . . . . . . . . . . . . . .        3,263          2,060           2,102
                                                                                      ---------      ---------      ----------
                 Income before minority interest . . . . . . . . . . . . . . . . .        5,371          2,871           2,933
                 Minority interest . . . . . . . . . . . . . . . . . . . . . . . .          (47)            55              55
                                                                                      ---------      ---------      ----------
                 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   5,324      $   2,926      $    2,988
                                                                                      =========      =========      ==========

                 Net income per common share . . . . . . . . . . . . . . . . . . .    $    0.26      $    0.15      $     0.14
                                                                                      =========      =========      ==========
                 Weighted average number of shares outstanding . . . . . . . . . .       20,689         19,598          20,695
                                                                                      =========      =========      ==========


           See notes to condensed consolidated financial statements.

                     THERATX, INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                 -----------------------------
                                                                                                      1996             1995
                                                                                                 ------------     ------------
                 OPERATING ACTIVITIES:
                 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      5,324     $      2,926
                   Net loss for Helian Health Group, Inc. for the month ended December 31, 1995          (378)               -
                 Adjustments to reconcile net income to net cash used in operating activities:
                   Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . .          2,682            1,789
                   Provision for bad debts and denials   . . . . . . . . . . . . . . . . . . .          1,199            1,532
                   Write-off of deferred financing costs   . . . . . . . . . . . . . . . . . .              -              131
                   Deferred rent   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              (70)
                   Amortization of deferred financing costs  . . . . . . . . . . . . . . . . .            166               75
                   Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .              -             (413)
                   Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            148              (42)
                   Changes in operating assets and liabilities:
                     Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . .        (12,060)          (8,436)
                     Inventory   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (111)               -
                     Prepaid expenses and other current assets   . . . . . . . . . . . . . . .           (858)          (1,628)
                     Income taxes receivable   . . . . . . . . . . . . . . . . . . . . . . . .           (217)               -
                     Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . .         (1,705)           1,398
                                                                                                 ------------     ------------
                 Net cash used in operating activities . . . . . . . . . . . . . . . . . . . .         (5,810)          (2,738)
                                                                                                 ------------     ------------

                 INVESTING ACTIVITIES:
                 Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . .         (2,087)          (1,590)
                 Sales of short-term investments . . . . . . . . . . . . . . . . . . . . . . .              -               27
                 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (636)          (3,785)
                 Acquisition of companies  . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,000)          (5,850)
                                                                                                 ------------     ------------
                 Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .         (4,723)         (11,198)
                                                                                                 ------------     ------------

                 FINANCING ACTIVITIES:
                 Proceeds from convertible debt  . . . . . . . . . . . . . . . . . . . . . . .              -          100,000
                 Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .         10,000            6,207
                 Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .           (382)            (519)
                 Payments on notes receivable from stockholders  . . . . . . . . . . . . . . .            379                -
                 Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . .            190              266
                 Capitalized financing costs . . . . . . . . . . . . . . . . . . . . . . . . .              -           (3,500)
                 Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              (97)
                                                                                                 ------------     ------------
                 Net cash provided by financing activities . . . . . . . . . . . . . . . . . .         10,187          102,357
                                                                                                 ------------     ------------

                 Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .           (346)          88,421
                 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . .         10,530           11,560
                                                                                                 ------------     ------------
                 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . .   $     10,184     $     99,981
                                                                                                 ============     ============



                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                 Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      4,999     $      1,013
                                                                                                 ============     ============
                 Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .   $      3,352     $      4,058
                                                                                                 ============     ============

           See notes to condensed consolidated financial statements.

                     THERATX, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

    TheraTx, Incorporated and its subsidiaries ("TheraTx" or the "Company") provide outcomes-oriented healthcare services with a focus in two specialized practice areas: postacute care and occupational health.

    TheraTx provides subacute rehabilitation and respiratory therapy management services to skilled nursing facilities; operates owned, leased and managed inpatient facilities that provide a broad range of subacute, specialty and basic medical and other geriatric services; and provides occupational healthcare and related services in outpatient clinics. In addition to its primary practice areas, TheraTx operates outpatient surgery centers, owns and operates an acute-care specialty hospital, provides respiratory therapy and related services to hospitals and provides medical products distribution and related services to the long-term care industry.

    The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required for complete financial statements under generally accepted accounting principles.

    The accompanying condensed consolidated balance sheet at March 31, 1996, the condensed consolidated statements of income for the three-month periods ended March 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the three months ended March 31, 1996 and 1995 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, included in the Annual Report on Form 10-K. In the opinion of Company management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of March 31, 1996, and the results of operations for the three months ended March 31, 1996 and 1995.

    The condensed consolidated financial statements of TheraTx have been prepared to give effect to the May 1, 1995 merger with Respiratory Care Services, Inc. and its majority-owned subsidiaries ("RCS") and the December 28, 1995 merger with Helian Health Group, Inc. and its majority-owned subsidiaries ("Helian"). These transactions have been accounted for as poolings of interests and, accordingly, the condensed consolidated financial statements have been restated for all periods prior to the acquisitions to give effect to the accounts of RCS and Helian.

    Effective January 1, 1996, Helian's fiscal year-end was changed from November 30 to December 31 to conform to the Company's year-end. Accordingly, Helian's operations for the one month ended December 31, 1995, including net sales of $2,791,000 and a net loss of $378,000, have been excluded from combined results and have been reported as an adjustment to consolidated retained earnings as of January 1, 1996.

    All material intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior year periods have been reclassified to conform to current year presentation.

    Operating results for the three-month periods are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

PROVISION FOR INCOME TAXES

    Taxes have been provided for the three months ended March 31, 1996, at an effective rate of 38%.

2.  PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME

    Effective April 1, 1995, the Company acquired certain of the assets and assumed certain liabilities from eight companies managed by Southern Management Services, Inc. ("SMS"), including five nursing facilities, an adult congregate living facility, a medical products distribution company and a billing and supply service company (collectively, the "SMS Business"). The acquisition was recorded using the purchase method of accounting, and the results of operations subsequent to April 1, 1995 have been included in the accompanying financial statements. The Pro Forma Condensed Consolidated Statement of Income for the three months ended March 31, 1995 gives effect to the acquisition of the SMS Business as if such acquisition had occurred on January 1, 1995.

    The Pro Forma Condensed Consolidated Statement of Income is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on January 1, 1995, nor is it necessarily indicative of results that may occur in the future.

3.  NET INCOME PER SHARE

    Net income per share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods. Common stock equivalents consist of the number of shares issuable upon the exercise of warrants and stock options (calculated using the treasury stock method).

4.  ACQUISITION OF SMS BUSINESS

    Effective April 1, 1995, the Company acquired the SMS Business. The purchase price paid by the Company for the SMS Business included (i) approximately $34,180,000 in cash paid at closing by the Company to certain lenders of the SMS Business in connection with the retirement of bank debt and mortgage debt and (ii) $43,250,000 in cash and 1,097,407 shares of the Company's common stock. In addition, 888,889 shares of the Company's common stock were issued into escrow (the "Escrow Shares"). The Company may recover from SMS up to a maximum of $20,000,000 in value of the Escrow Shares (at a deemed value per Escrow Share of $22.50) if certain financial goals for the SMS Business were not met during the period commencing April 1, 1995 and ending February 29, 1996 (the "Earn-Out Period"). The Escrow Shares are to be released if certain financial goals for the SMS Business were achieved, and the purchase price is to be further increased by as much as $20,000,000 if certain financial goals were exceeded during the Earn-Out Period. The consideration payable for exceeding certain financial goals is payable in either shares of the Company's common stock or cash, at the option of the sellers. The Company has concluded that the sellers of the SMS Business are not entitled to the Escrow Shares and were not entitled to any earn-out payment as the financial performance of the SMS Business was, as a whole, significantly below the threshold entitling the sellers to any payment under the earn-out. As a result, none of the Escrow Shares are included as outstanding as of March 31, 1996 for financial reporting purposes. While the Company believes it has valid claims and that the sellers are not entitled to either the Escrow Shares or any additional consideration, the sellers filed a lawsuit against the Company on April 2, 1996 in the Circuit Court for Duval County, Florida, alleging, among other things, breach of contract and violation of Florida securities laws, and claiming unspecified damages. The Company believes that such claims are without merit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

    TheraTx provides outcomes-oriented healthcare services with a focus in two specialized practice areas: postacute care and occupational health.

    TheraTx provides subacute rehabilitation and respiratory therapy program management services to skilled nursing facilities and operates owned, leased and managed inpatient facilities that provide a broad range of subacute, specialty and basic medical and other geriatric services. Subacute care is provided to patients who (i) are medically stable but fragile, and recovering from an accident, illness or surgery; (ii) require a coordinated array of extensive nursing, rehabilitation or other ancillary services in an inpatient setting; and (iii) have clearly defined discharge goals, generally to their homes or other community settings. Subacute care providers bridge the gap between higher-cost acute- care hospitals and similar providers and lower-cost traditional skilled nursing facilities that lack the intensive coordinated services required to care for higher acuity patients.

    TheraTx provides occupational healthcare and related services in outpatient clinics. Occupational medicine is the treatment of individuals injured in the workplace. The treatment of work-related injuries typically involves intense clinical care, including physical therapy and frequent examinations. The goal is to return the employee to work as soon as is medically feasible and minimize the employer's and insurer's lost-time wages, disability payments and possible legal costs.

    In addition to its primary practice areas, TheraTx operates outpatient surgery centers; owns and operates an acute- care specialty hospital; provides respiratory therapy and related services to hospitals; and provides medical products distribution and related services to the long-term care industry.

OVERVIEW

    TheraTx's patient care revenues primarily are derived from providing rehabilitation management programs for skilled nursing facilities, inpatient healthcare services to subacute and long-term care patients and outpatient treatment of work-related injuries. The growth in the Company's patient care revenues primarily has been attributable to an increase in the number of rehabilitation management programs and the acquisition of inpatient skilled nursing facilities. To a lesser extent, such growth has been due to increased net revenues per rehabilitation management program. Typically, the net revenues generated by a new rehabilitation management program increase substantially for a period of less than twelve months; thereafter the rate of growth decreases. Also contributing to the growth in patient care revenues has been the Company's increased focus on treating short-stay, subacute patients in the Company's skilled nursing facilities. Subacute patients generally require more intensive skilled nursing care and rehabilitation, and more pharmacy and other ancillary medical services than do patients with lower acuity.

    The following table provides certain information related to the Company's patient care operations:

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                      -----------------------------------------


                                                                                         1996                   1995
                                                                                       -------          -----------------------
                 SELECTED STATISTICAL DATA:                                             ACTUAL          ACTUAL        PRO FORMA
                                                                                       -------          ------        ---------
                   Payor Mix:
                     Medicare  . . . . . . . . . . . . . . . . . . . . . . . . . .       53.6%           56.8%          52.8%
                     Private, managed care and other   . . . . . . . . . . . . . .       33.4            36.9           36.6
                     Medicaid  . . . . . . . . . . . . . . . . . . . . . . . . . .       13.0             6.3           10.6

                   Revenue mix(2):
                     Rehabilitation subacute   . . . . . . . . . . . . . . . . . .       54.6%           62.6%          59.5%
                     Medical subacute  . . . . . . . . . . . . . . . . . . . . . .        5.5             5.9            5.0
                     Occupational medicine and services  . . . . . . . . . . . . .        6.9             9.3            7.9
                     Basic healthcare  . . . . . . . . . . . . . . . . . . . . . .       31.4            19.2           23.9
                     Other specialty   . . . . . . . . . . . . . . . . . . . . . .        1.6             3.0            3.7

                   Number of Rehabilitation Management Programs(1)   . . . . . . .        184             139            139
                   Inpatient Facilities:
                     Number of owned, leased and managed facilities(1)   . . . . .         28              14             20
                     Licensed beds(1)  . . . . . . . . . . . . . . . . . . . . . .      3,609           1,822          2,718
                   Number of Occupational Healthcare Clinics(1)  . . . . . . . . .         15              11             11

- - -------------------------------

(1)  Numbers expressed are at end of period.
(2) Excludes revenues from management services and other and medical supplies and related services.

RESULTS OF OPERATIONS-HISTORICAL

    The following table sets forth for the three-month periods ended March 31, 1996 and 1995, the percentage relationship to total net revenues of certain costs, expenses and income together with the change of such items from period to period on a percentage basis.

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,             1995 - 1996
                                                                                        --------------------        PERCENTAGE
                                                                                         1996           1995          CHANGE
                                                                                        -----           ----          ------
                 Revenues:
                   Patient care revenues, net  . . . . . . . . . . . . . . . . . .       91.8%           97.0%          48.4%
                   Management services and other   . . . . . . . . . . . . . . . .        2.1             1.7           89.4
                   Sales of medical supplies and related services  . . . . . . . .        6.1             1.3          673.9
                                                                                        -----           -----
                     Total net revenues  . . . . . . . . . . . . . . . . . . . . .      100.0           100.0           56.8

                 Operating costs and expenses:
                   Cost of revenues:
                     Salaries, wages and benefits(1)   . . . . . . . . . . . . . .       56.0            58.7           42.3
                     Other operating expenses(1)   . . . . . . . . . . . . . . . .       16.0            14.1           69.1
                     Cost of medical supply sales and related services(2)  . . . .       77.0            66.0          802.7
                   Corporate, general and administrative   . . . . . . . . . . . .        9.9            11.4           36.6
                   Depreciation and amortization   . . . . . . . . . . . . . . . .        2.9             3.0           49.9
                   Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2.4             2.8           33.4
                     Total operating costs and expenses  . . . . . . . . . . . . .       87.5            89.9           52.6
                 Income from operations  . . . . . . . . . . . . . . . . . . . . .       12.5            10.1           94.5
                 Interest and other expense, net . . . . . . . . . . . . . . . . .        3.2             1.8          184.7
                 Income before income taxes and minority interest  . . . . . . . .        9.3             8.3           75.1
                 Provision for income taxes  . . . . . . . . . . . . . . . . . . .        3.5             3.5           58.4
                 Income before minority interest . . . . . . . . . . . . . . . . .        5.8             4.8           87.1
                 Minority interest . . . . . . . . . . . . . . . . . . . . . . . .       (0.1)             .1         (185.5)
                 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .        5.7             4.9           82.0

(1) Calculated as a percentage of patient care revenues, net and management services and other revenues.
(2) Calculated as a percentage of sales of medical supplies and related services.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

    Patient care revenues, net. The increase in patient care revenues, net for the quarter ended March 31, 1996 over the corresponding period in 1995 was attributable to the acquisition of inpatient skilled nursing facilities and growth in rehabilitation management programs. Patient care revenues during the first quarter of 1996 included revenue from twelve owned and leased facilities added subsequent to March 31, 1995. Rehabilitation management programs experienced approximately 38% revenue growth from 1995 to 1996. This increase primarily is due to the 32.4% increase in the number of rehabilitation management programs from March 31, 1995 to March 31, 1996. The Company added 97 rehabilitation management programs from April 1, 1995 through March 31, 1996 and terminated 52 programs, ending the quarter with 184 programs.

    Management services and other. Management services and other revenues increased during the first quarter of 1996 over the first three months of 1995 primarily as a result of the addition of staffing services related to the recruitment and temporary placement of therapists. The remainder of the increase primarily was due to the acquisition of management contracts for four occupational healthcare clinics during the first quarter of 1996.

    Sales of medical supplies and related services. The increase in sales of medical supplies and related services during the three months ended March 31, 1996 over the same period of 1995 primarily was due to the inclusion of revenues from the medical products distribution company and the Part B billing and supply service company acquired April 1, 1995 in the acquisition of the SMS Business.

    Salaries, wages and benefits. The majority of the increase in salaries, wages and benefits during the three months ended March 31, 1996 over the same period of 1995, was attributable to personnel costs at owned and leased inpatient facilities added subsequent to March 31, 1995. The remainder of the increase in salaries, wages and benefits during the three months ended March 31, 1996 over the three months ended March 31, 1995, primarily was attributable to increased personnel costs resulting from the addition of clinicians required to staff new rehabilitation management programs.

    Other operating expenses. The majority of the increase in other operating expenses during the three months ended March 31, 1996 over the same period of 1995, was due to costs at owned and leased inpatient facilities added subsequent to March 31, 1995. The remainder of the increase during the three months ended March 31, 1996 over the three months ended March 31, 1995, primarily was attributable to the increase in the number of rehabilitation management programs added subsequent to March 31, 1995.

    Cost of medical supply sales and related services. The increase in the cost of medical supply sales and related services during the first quarter of 1996 over the first quarter of 1995 primarily was attributable to revenues generated by the medical products distribution company and the Part B billing and supply service company acquired April 1, 1995.

    Corporate, general and administrative. Corporate, general and administrative expenses increased during the three months ended March 31, 1996 over the same period of 1995, primarily as a result of higher costs necessary to support the growth in rehabilitation management programs and the addition of owned and leased inpatient facilities. Corporate, general and administrative expenses decreased as a percentage of revenues during the three months ended March 31, 1996 over the three months ended March 31, 1995, primarily due to the growth in net revenues combined with efficiencies realized from the Company's prior investments in personnel, information systems and administrative support functions.

    Depreciation and amortization. Depreciation and amortization increased during the quarter ended March 31, 1996 over the corresponding period in 1995, primarily as a result of the owned and leased facilities acquired subsequent to March 31, 1995 and the medical products distribution company and the Part B billing and supply service company acquired April 1, 1995.

    Rent. Rent expense increased for the three months ended March 31, 1996 over the same period of 1995, primarily due to the addition of five leased inpatient facilities subsequent to March 31, 1995.

    Interest and other expense, net. The increase in interest and other expense, net for the three months ended March 31, 1996 as compared to the corresponding period in 1995, primarily was related to the three months of interest incurred on the Company's 8% Convertible Subordinated Debentures due 2002 (the "Notes") issued in February 1995. In addition, interest and other expense for the first quarter of 1995 was partially offset by interest income of approximately $965,000 earned on the proceeds from the Notes prior to the April 1, 1995 acquisition of

SMS. To a lesser extent, interest expense incurred on debt related to the owned and leased facilities acquired subsequent to March 31, 1995 and additional debt drawn under the Company's credit facility also contributed to the increase in interest expense for the first quarter of 1996.

    Provision for income taxes. The Company's effective tax rate for the first quarter of 1996 was 37.8%.

RESULTS OF OPERATIONS - PRO FORMA

    The Pro Forma Condensed Consolidated Statement of Income for the three months ended March 31, 1995 gives effect to the acquisition of the SMS Business by TheraTx in April 1995, as if such acquisition had occurred on January 1, 1995.

    The following table sets forth for the three-month period ended March 31, 1996, on a historical basis, and for the three-month period ended March 31, 1995, on a pro forma basis, the percentage relationship to total net revenues of certain costs, expenses, and income together with the change of such items from period to period on a percentage basis.

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        -----------------------     1995 - 1996
                                                                                         1996           1995        PERCENTAGE
                                                                                        ACTUAL        PRO FORMA       CHANGE
                                                                                        ------        ---------     ----------
                 Revenues:
                   Patient care revenues, net  . . . . . . . . . . . . . . . . . .       91.8%           90.6%          26.3%
                   Management services and other   . . . . . . . . . . . . . . . .        2.1             1.4           89.4
                   Sales of medical supplies and related services  . . . . . . . .        6.1             8.0           (4.9)
                                                                                        -----           -----
                     Total net revenues  . . . . . . . . . . . . . . . . . . . . .      100.0           100.0           24.7

                 Operating costs and expenses:
                   Cost of revenues:
                     Salaries, wages and benefits(1)   . . . . . . . . . . . . . .       56.0            56.7           25.6
                     Other operating expenses(1)   . . . . . . . . . . . . . . . .       16.0            17.2           18.3
                     Cost of medical supply sales and related services(2)  . . . .       77.0            83.1          (11.9)
                   Corporate, general and administrative   . . . . . . . . . . . .        9.9             9.9           25.7
                   Depreciation and amortization   . . . . . . . . . . . . . . . .        2.9             3.4            6.7
                   Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2.4             2.3           27.7
                     Total operating costs and expenses  . . . . . . . . . . . . .       87.5            90.2           20.9
                 Income from operations  . . . . . . . . . . . . . . . . . . . . .       12.5             9.8           59.2
                 Interest and other expense, net . . . . . . . . . . . . . . . . .        3.2             3.1           32.2
                 Income before income taxes and minority interest  . . . . . . . .        9.3             6.7           71.5
                 Provision for income taxes  . . . . . . . . . . . . . . . . . . .        3.5             2.8           55.2
                 Income before minority interest . . . . . . . . . . . . . . . . .        5.8             3.9           83.1
                 Minority interest . . . . . . . . . . . . . . . . . . . . . . . .       (0.1)            0.1         (185.5)
                 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .        5.7             4.0           78.2

(1) Calculated as a percentage of patient care revenues, net and management services and other revenues.
(2) Calculated as a percentage of sales of medical supplies and related services.

THREE MONTHS ENDED MARCH 31, 1996 (ACTUAL) COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995 (PRO FORMA)

     Patient care revenues, net. Patient care revenues, net increased during the first quarter of 1996 over the pro forma patient care revenues, net for the same period of 1995 primarily as a result of the increase in rehabilitation management programs. Rehabilitation management programs experienced approximately 38% revenue growth from the quarter ended March 31, 1995 to the corresponding period in 1996. This increase is due to a 32.4% increase in the number of rehabilitation management programs from March 31, 1995 to March 31, 1996. The Company added 97 rehabilitation management programs from April 1, 1995 through March 31, 1996 and terminated 52 programs, ending the quarter with 184 programs. The remainder of the increase in patient care revenues, net is a result of the acquisition of inpatient skilled nursing facilities. Patient care revenues, net during the first quarter of 1996 included revenue from six leased facilities added subsequent to March 31, 1995.

     Management services and other. Management services and other revenues increased during the first quarter of 1996 over the pro forma management services and other revenues for the first three months of 1995 primarily as a result of the addition of staffing services related to the recruitment and temporary placement of therapists subsequent to March 31, 1995. The remainder of the increase primarily was due to the acquisition of management contracts for four occupational healthcare clinics during the first quarter of 1996.

     Sales of medical supplies and related services. The decrease in sales of medical supplies and related services for the first quarter of 1996 from the pro forma sales of medical supplies and related services for the same period of 1995 primarily was due to the loss of a large customer in the first quarter of 1996.

     Salaries, wages and benefits. Of the increase in salaries, wages and benefits during the first quarter of 1996 over pro forma first quarter 1995 approximately 74% was attributable to increased personnel costs primarily resulting from the addition of clinicians required to staff new rehabilitation management programs. The remainder of the increase in salaries, wages and benefits during the first quarter of 1996 over the pro forma first quarter of 1995 primarily was attributable to personnel costs at leased inpatient facilities added subsequent to March 31, 1995.

     Other operating expenses. The majority of the increase in other operating expenses during the first quarter of 1996 over pro forma other operating expenses for the same period of 1995 was due to costs at leased inpatient facilities added subsequent to March 31, 1995. The remainder of the increase during the first quarter of 1996 over the pro forma first quarter of 1995 primarily was attributable to the increase in the number of rehabilitation management programs subsequent to March 31, 1995.

     Cost of medical supply sales and related services. The decrease in the cost of medical supply sales and related services during the first quarter of 1996 over the pro forma costs for the first quarter of 1995 primarily was attributable to the decrease in medical supply sales and related services from period to period.

     Corporate, general and administrative. Corporate, general and administrative expenses increased during the first quarter of 1996 over the pro forma first quarter of 1995 primarily as a result of higher costs necessary to support the growth in rehabilitation management programs. Corporate, general and administrative expenses remained constant as a percentage of revenues during the first quarter of 1996 from the pro forma first quarter of 1995 primarily due to the growth in net revenues.

     Depreciation and amortization. Depreciation and amortization increased during the first quarter of 1996, as compared to pro forma depreciation and amortization for the same period of 1995, primarily as a result of the owned and leased facilities acquired subsequent to March 31, 1995.

     Rent. Rent expense increased during the quarter ended March 31, 1996 over the pro forma rent expense for the corresponding period in 1995 primarily due to the addition of five leased inpatient facilities subsequent to March 31, 1995.

     Interest and other expense, net. The increase in interest and other expense, net for the three months ended March 31, 1996 as compared to pro forma interest and other expense, net for the corresponding period in 1995, primarily was related to interest on additional debt drawn under the Company's credit facility to finance acquisitions and working capital requirements.

     Provision for income taxes. The Company's effective tax rate for the first quarter of 1996 was 37.8%.

LIQUIDITY AND CAPITAL RESOURCES

     TheraTx has financed its cash requirements primarily through public and private sales of capital stock, secured and unsecured debt and equipment lease financings. For the quarters ended March 31, 1996 and 1995, net cash used in operating activities was $5.8 million and $2.7million, respectively. Net cash provided by financing activities for the quarters ended March 31, 1996 and 1995 was $10.2 million and $102.4 million, respectively. TheraTx's capital requirements have related primarily to acquisitions and increases in accounts receivable.

     On May 8, 1995, TheraTx entered into a $125.0 million Senior Credit Facility ("Senior Credit Facility") with a group of lenders. Borrowings under the Senior Credit Facility bear interest at a maximum rate of LIBOR plus 1.5%, adjusted for certain leverage ratios. The Senior Credit Facility provides for a $5.0 million swing line to accommodate same-day borrowings and a $5.0 million stand-by letter of credit facility. Future borrowings under the Senior Credit Facility will be used to fund working capital requirements, purchases of property and equipment, acquisitions, and general corporate requirements. Borrowings under the Senior Credit Facility are secured by substantially all of the assets of TheraTx and its subsidiaries, including all of the capital stock of each subsidiary.

The Senior Credit Facility contains various financial covenants, including, but not limited to, requirements for minimum net worth, maximum funded debt and other financial ratios, and restrictions on payments of dividends, capital expenditures and acquisitions. As of March 31, 1996, TheraTx had $58.0 million outstanding under the Senior Credit Facility.

     Accounts receivable, net of allowances were $86.0 million and $76.8 million at March 31, 1996 and December 31, 1995, respectively. Estimated settlements due from third-party payors aggregated $10.1 million and $7.1 million at March 31, 1996 and December 31, 1995, respectively.

     Effective February 1, 1996, TheraTx acquired all of the outstanding shares of WCMC Management, Inc., which manages four occupational healthcare clinics, for $2.0 million in cash and a promissory note for $1.5 million.

     In April 1996, the Company acquired Professional Rehabilitation Associates, Inc., a staffing services company providing temporary placement of therapists, for $4.1 million in cash. In addition, during April 1996, the Company acquired Occupational Health International, P.C., an occupational healthcare clinic, for $2.1 million in cash.

     On April 25, 1995, the Company entered into a twenty-year operating lease relating to the construction and lease of approximately 107,000 square feet of corporate office space. The lease agreement provides for an annual base lease rate of approximately $1.8 million adjusted annually for inflation. In addition to the base lease rate, the Company will pay certain building operating costs. The lease term is scheduled to commence July 1996 upon completion of the office building. The Company also entered into a contract to purchase an adjacent 6.2 acre parcel of land for the development of a 120-bed skilled nursing facility for approximately $1.14 million. The purchase is expected to close in July 1996.

     TheraTx currently has no material commitments for capital expenditures, other than as discussed in the preceding paragraphs. TheraTx believes that its future capital requirements will depend upon a number of factors, including the amount of cash generated from operations and the rate at which TheraTx grows through additional sites, expanded services and acquisitions.

     The Company believes that cash from operations and borrowings available under existing credit facilities will be sufficient to meet its cash needs for at least the next twelve months. However, acquisition opportunities could require the Company to seek additional financing prior to such time. There can be no assurance that additional financing will be available or on terms favorable to the Company and its stockholders.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On March 15, 1996, the Company filed a lawsuit in the United States District Court, Northern District of Georgia, Atlanta Division, against the sellers of the SMS Business and certain of their affiliates alleging various claims, including misrepresentations in connection with the sale of the SMS Business. On May 7, 1996 the Company transferred the action to the United States District Court, Middle District of Florida, Jacksonville Division. The SMS acquisition agreements included an earn-out pursuant to which 888,889 shares of TheraTx stock were issued into escrow and up to an additional $20.0 million in TheraTx stock or cash would be paid to the sellers if certain financial performance objectives were achieved by the SMS Business during the eleven month period ended February 29, 1996. The Company has concluded that the sellers of the SMS Business are not entitled to the Escrow Shares and are not entitled to any earn-out payment as the financial performance of the SMS Business was, as a whole, significantly below the threshold entitling the sellers to any payment under the earn-out. While the Company believes it has valid claims and that the sellers are not entitled to either the Escrow Shares or any additional consideration, the sellers filed a lawsuit against the Company on April 2, 1996 in the Circuit Court for Duval County, Florida, alleging, among other things, breach of contract and violation of Florida securities laws, and claiming unspecified damages. The Company believes that such claims are without merit. In addition to being time-consuming and costly, however, litigation is subject to inherent uncertainty. In the event the SMS Sellers were to ultimately prevail on their claims, it could have a material adverse effect on the Company's financial condition.

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION

         This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such difference include, but are not limited to, those items discussed below.

    Risk Factors

    Dependence on Reimbursement by Third-Party Payors

         Based on the Company's billing records, revenues received directly or indirectly from the Medicare program for the Company's services represent a significant portion of the Company's net revenues. The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, all of which could have the effect of limiting or reducing reimbursement levels for the Company's services. During late 1995, Congress considered (but did not enact) legislation to reduce Medicare spending significantly. The Company cannot predict whether any changes to this program will be adopted or, if adopted, the effect, if any, such changes will have on the Company. Any significant decrease in Medicare reimbursement levels could have a material adverse effect on the Company. There can be no assurance that facilities operated by the Company or third-party facilities in which the Company manages rehabilitation and respiratory therapy management programs, now or in the future, will continue to receive Medicare payments at current levels.

         The Company bills on a "salary equivalency" fee-based schedule for physical and respiratory therapy services provided to Medicare patients in its rehabilitation and respiratory therapy management programs. Skilled nursing facilities are, with certain exceptions, only entitled to bill Medicare for such physical therapy services based on the salary equivalency guidelines. As a result, the Company's billing rates and gross margins for physical therapy under the salary equivalency guidelines for physical therapy services are significantly lower than those for speech language pathology and occupational therapy, which are reimbursed under the "prudent buyer" rule. The Health Care Financing Administration ("HCFA") is currently considering changes to the Medicare reimbursement guidelines for therapy services. The

    Company believes that HCFA intends to update the salary equivalency guidelines for physical therapy and respiratory therapy services and to apply salary equivalency guidelines to speech and occupational therapy services. In addition, certain HCFA offices issued a memoranda containing specific data which intermediaries may use in making "prudent buyer" decisions regarding payment for occupational and speech therapy services. The Company believes the data, if followed, would result in a significant decrease in the amounts reimbursed for such services throughout the industry. Although the Company has no way to determine when, or if, any changes will be made to the current Medicare reimbursement guidelines for therapy services, the imposition of salary equivalency guidelines on speech and occupational therapy services that results in a significant decrease in reimbursement rates for such services, or the widespread use by intermediaries of the data in the HCFA memoranda, would significantly decrease the Company's margins and have a material adverse effect on the Company's business.

         The Medicare program also imposes various limits on reimbursement for skilled nursing facility services, including limits on reimbursement for routine costs. Under the Omnibus Budget Reconciliation Act of 1993, these cost limits were frozen at 1993 levels until October 1, 1995. No legislation has been passed to continue the freeze, so current limits are being calculated with index factors as if there had been no freeze. Exceptions to these limits are available for, among other things, the provision of atypical services. Due in part to the provision of subacute services, the Company's costs for care delivered to Medicare patients in certain of its skilled nursing facilities have generally exceeded the routine cost limits. The successful operation of the Company's skilled nursing facilities will depend in part on its ability to obtain reimbursement for those costs that exceed the Medicare-established reimbursement limits by obtaining exceptions. The General Accounting Office ("GAO") is investigating routine cost limit exceptions to determine, among other things, if subacute providers are capable of providing more complex services than other skilled nursing facilities, the financial impact on Medicare of skilled nursing facilities with exceptions for ancillary services, and HCFA's ability to detect inappropriate exception requests. The Company's failure to recover excess costs or obtain such exceptions could adversely affect its results of operations. In addition, fiscal intermediaries sometimes review claims for therapy services prior to payment, which may result in payment delays.

         The Company's facilities that participate in applicable state Medicaid programs are subject to the risk of changes in Medicaid reimbursement and payment delays resulting from budgetary shortfalls of state Medicaid programs. The Company's current concentration of skilled nursing facilities in certain states exposes it to the risk of changes in Medicaid reimbursement programs in those states. Further, some state Medicaid programs require certification of all beds in the facility, which may limit the ability of a facility in any such state to establish a distinct part Medicare unit for subacute care.

         The Company's surgical centers are also subject to limits on reimbursement. Surgical centers are currently reimbursed for allowed charges for certain procedures. Federal law requires Medicare rates paid to surgical centers to be reviewed on an annual basis. A significant reduction in Medicare rates paid to the Company's surgical centers could have a material adverse effect on the Company's surgical center business.

         The Company also has contracts with private payors to provide certain health care services to covered patients in its skilled nursing facilities at a set per diem rate for each patient. The Company anticipates that, due to the influence of managed care, the number of patients served on a per diem, episodic or capitated basis will increase in the future. There can be no assurance that the rates paid to the Company by Medicare, Medicaid or other payors will be adequate to reimburse the Company for the cost of providing services, or that a significant decrease in Medicare or Medicaid reimbursement levels would not have a material adverse effect on the Company's business.

    Health Care Reform

         Political, economic and regulatory influences are resulting in fundamental changes in the health care industry in the United States. Congress is currently considering a number of legislative proposals to significantly reduce Medicare and Medicaid spending and to change payment methodologies for various items and services, including those provided by the Company. In addition, some states in which the Company operates are considering or have adopted various health care reform proposals, including among other things, demonstration projects to create managed care programs for Medicaid beneficiaries which require waivers to federal Medicaid choice of provider, coverage and payment requirements. Although these demonstration projects do not currently apply to long-term care services, these programs could in the future limit the types of long-term care services or other providers available to Medicaid beneficiaries. The Company anticipates that Congress and state legislatures will continue to review and assess proposals to reduce health care spending, alternative health care delivery systems and payment methods and that public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of these budget reform initiatives and their enactment and implementation, the Company cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the Company.
    There can be no assurance that such reforms, if enacted, will not have a material adverse effect on the Company.

    Government Regulation

         The federal government, and all states in which the Company operates, regulate various aspects of the Company's business. The development and operation of skilled nursing facilities and surgical centers is subject to federal, state and local licensure and certification laws. Skilled nursing facilities and surgical centers are subject to periodic inspection by governmental and other authorities to assure compliance with the various standards established for continued licensure under state law and certification under the Medicare and Medicaid programs. Many states have adopted certificate of need or similar health planning laws that generally require state agency approval of certain new health care services or capital expenditures. The failure to obtain or renew any required regulatory approvals or licenses could materially and adversely affect the Company's ability to offer its services, to receive Medicare and Medicaid payments and to expand its services to new locations, any of which could adversely affect the Company's business. From time to time, the Company has received, and may in the future receive, notices from governmental agencies that a facility or center fails to comply with regulatory requirements. The Company takes what it believes to be appropriate action in each such circumstance, although there can be no assurance that the Company will not be adversely affected due to an alleged failure at a facility or center to comply with regulatory requirements.

         Effective July 1, 1995, HCFA promulgated a new survey, certification and enforcement rules governing nursing facilities participating in the Medicare and Medicaid programs. Among other things, the new HCFA rules governing survey and certification of long-term care facilities define or redefine a number of terms used in the survey and certification process and grant HCFA and states various remedies to be imposed against facilities found not to be in substantial compliance with program requirements. The regulations subject long-term care facilities to greater scrutiny. While the Company believes its facilities are in substantial compliance with program requirements, the breadth of the new enforcement rules and their relatively recent effective date, along with delays in the implementation of certain aspects of the rules, have created uncertainty over how the rules will be implemented. The Company's facilities could be subject to penalties due to an alleged failure to comply with regulatory requirements.

         Many states are considering or have passed legislation reforming their workers' compensation laws. These reforms generally relate to maximum reimbursement rates for occupational health services or provide employers greater control over the provision of medical care to their employees. Changes in workers' compensation laws may negatively impact the demand for such services, lower reimbursement rates for such services or create regulatory advantages for the Company's competitors. There can be no assurance that changes in such laws will not adversely affect the Company's business.

         Certain states in which the Company conducts its occupational health care and surgical center businesses have "corporate practice of medicine" laws which may prohibit the ownership or operation of health care facilities by a non-licensed entity or person or any form of relationship which allows a non-licensed entity or person to exercise control over the practice of medicine. The Company believes that each of the health care facilities which it owns or operates is in compliance with the above-referenced state laws. However, there can be no assurance that these laws will not change in the future or that governmental authorities will not find that certain actions taken by the Company violate the corporate practice of medicine doctrine, either of which could have a material adverse effect on the Company's business.

    Integration of Acquisitions

         Prior to June 1994, the Company had neither operated skilled nursing facilities nor provided any health care services other than rehabilitation therapy services. Since that time, the Company has acquired numerous skilled nursing facilities, a respiratory therapy business, a medical supply business, a Medicare Part B billing and supply service, an occupational health business and a surgical center business. Due in part to differences between the historical core business of the Company and those of the acquired businesses, such acquisitions have placed and may continue to place significant demands on the Company's management and other resources. There can be no assurance that these businesses can be integrated successfully, that there will be any operating efficiencies between the businesses or that the combined businesses can be operated profitably. The Company may acquire other businesses in the future. The failure to integrate and operate these or other acquired companies successfully could have a material adverse effect on the Company's business and future prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Because skilled nursing facility services are similar to those provided by existing and potential customers of the Company's managed programs, there can be no assurance that acquisitions of skilled nursing facilities will not adversely affect the Company's relationships with managed program customers or the Company's ability to market its managed programs. Also, certain services of the Company compete with some of the customers of the medical supply distribution business and the Medicare Part B billing and supply service acquired by the Company. The Company has had managed program and medical supply contracts canceled due, in part, to the Company being perceived as a competitor of such customer. There can be no assurance that the acquisition of certain businesses by the Company, or the provision of existing or additional services by the Company, including those arising from the acquisition of complementary businesses, will not in the future adversely affect the relationships with the Company's customers or adversely affect the operations, revenue or prospects of the Company.

         The Company may acquire additional facilities and other complementary businesses and its success will be partially dependent upon its ability to manage and integrate the operations of acquired entities. There can be no assurance that the Company will be successful in identifying, acquiring, managing or integrating additional businesses. Moreover, there can be no assurance that the acquisition by the Company of complementary businesses will not adversely affect the Company's relationships with existing or potential customers. In addition, acquisitions may place significant demands on the Company's management and other resources. As a result, there can be no assurance that future acquisitions will not adversely affect the Company's business.

    Termination of Key Customer Contracts

         Contract terms for rehabilitation therapy management programs generally range from one to three years. The Company's contract terms for management of certain of the occupational medical facilities and surgical centers generally range from one to ten years. There can be no assurance that the Company's customers will continue to do business with the Company following expiration of their current contract terms or earlier if such contracts are terminable prior to expiration. The termination or non-renewal of any material contracts could result in a significant decrease in the Company's net revenues and could have a material adverse effect on the Company's business, financial condition and results of operations.

         On April 3, 1995 the Company entered into a Termination Agreement with Convalescent Services, Inc. ("CSI") and Mariner Health Group, Inc., which terminated a Master Therapy Services Agreement and set a timetable for the termination of certain ancillary agreements between the Company and CSI. CSI accounted for approximately 4.4% of the Company's net revenues for the quarter ended March 31, 1995. The Termination Agreement, which began April 1995, provided for a phased-in replacement of programs in the CSI facilities, and the replacement and termination was completed in December 1995.

         As of March 31, 1996, the Company operated rehabilitation therapy management programs in 16 facilities owned by Life Care Centers of America, Inc. ("Life Care"). The Company's contracts with these facilities accounted for an aggregate of 4.5% and 2.3% of the Company's net revenues for the quarters ended March 31, 1995 and 1996, respectively. During August 1995, Life Care informed the Company that it intended to offer its own rehabilitation programs within its facilities and would not be renewing its existing contracts with the Company. The Company's contracts with Life Care expire over the period commencing November 1995 and ending December 1996. The Company and Life Care have agreed to delay the termination of the programs to occur during the period commencing March 1996 and ending December 1996. The loss of Life Care as a customer could have an adverse affect on the Company's business, financial condition and results of operations.

         The Company believes it will be able to replace a substantial portion of the programs in the Life Care facilities with programs in other third-party facilities. However, there can be no assurance that the Company will be able to replace a substantial portion of the lost Life Care business with comparable business in the same markets. Further, even if a substantial portion of the lost Life Care business is replaced, there can be no assurance that such new business will generate comparable revenues or margins.

         As part of its surgical center business, the Company manages the Surgecenter of Palo Alto pursuant to a ten year management agreement dated September 1988. The management agreement has historically accounted for a significant portion of the operating profit of the Company's subsidiary, Helian. There can be no assurance that the management agreement will be renewed or, if renewed, will be on terms favorable to the Company.

    Increased Leverage

         In February 1995, the Company raised $96.5 million, net of commissions and financing costs, through the sale of $100.0 million in aggregate principal amount of 8% Convertible Subordinated Notes due 2002 (the "Notes"). The sale of the Notes increased the ratio of the Company's long-term debt to total capitalization significantly from 28.8% at December 31, 1994 to 52.0% at December 31, 1995. In addition, on May 5, 1995, the Company increased its senior credit facility from $65.0 million to $125.0 million, which may allow the Company to increase its leverage. As a result of this increased leverage, the Company's principal and interest obligations have increased substantially. The degree to which the Company is leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to economic downturns and competitive pressures.

    Subordination of Notes

         The indebtedness evidenced by the Notes is subordinate to the prior payment in full of all Senior Indebtedness (as such term is defined in an indenture dated as of February 15, 1995 (the "Indenture"), between the Company and The First National Bank of Boston, as trustee). As of December 31, 1995, the Company had approximately $52.4 million of indebtedness outstanding (excluding accrued interest) which constituted Senior Indebtedness. As of December 31, 1995, there was also outstanding approximately $37.5 million of indebtedness and other obligations of subsidiaries of the Company (excluding intercompany liabilities and liabilities of a type not required to be reflected as a liability on the balance sheet of such subsidiaries in accordance with generally accepted accounting practices) as to which the Notes would have been effectively structurally subordinated. The Indenture does not limit the amount of future indebtedness, including Senior Indebtedness, which the Company or any of its subsidiaries can create, incur, assume or guarantee. During the continuance beyond any applicable grace period, if any, of any default of the payment of principal, premium, interest or any other payment due on any Senior Indebtedness, no payment of principal or interest on the Notes may be made by the Company. In addition, upon any distribution of assets of the Company upon any dissolution, winding up, liquidation or reorganization, the payment of the principal and interest on the Notes is subordinated to the extent provided in the Indenture to the prior payment in full of all Senior Indebtedness. By reason of the subordination, in the event of the Company's liquidation or dissolution, holders of Senior Indebtedness may receive more, ratably, and holders of the Notes may receive less, ratably, than the other creditors of the Company. In addition, the Notes are obligations exclusively of the Company and not of any of its subsidiaries. The Company's cash flow and ability to service debt, including the Notes, may be dependent upon the earnings of its subsidiaries and the distribution of those earnings to, or upon royalties, license fees, loans or other payments of funds by those subsidiaries to the Company. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Notes or to make any funds available therefor, whether by dividends, loans or other payments. In addition, the payment of dividends and the making of loans and advances to the Company by its subsidiaries may be subject to statutory, contractual or other restrictions, are dependent upon the earnings of those subsidiaries and are subject to various business considerations.

    Limitations on Repurchase Upon a Designated Event

         Upon the occurrence of a Designated Event (as defined in the Indenture), each holder of Notes will have certain rights, at the holder's option, to require the Company to repurchase all or a portion of such holder's Notes. If a Designated Event were to occur, there can be no assurance that the Company would have sufficient funds to pay the repurchase price for all Notes tendered by the holders thereof. In addition, the Company's repurchase of Notes as a result of the occurrence of a Designated Event may be prohibited or limited by, or create an event of default under, the terms of agreements relating to borrowings which the Company may enter into from time to time, including agreements relating to Senior Indebtedness. Failure of the Company to repurchase Notes at the option of the holder upon a Designated Event would result in an Event of Default (as defined in the Indenture) with respect to the Notes. No Notes may be redeemed at the option of holders upon a Designated Event if there has occurred and is continuing an Event of Default (other than a default in the payment of the repurchase price with respect to such Notes on the repurchase date).

    Competition

         The Company anticipates that competition in providing rehabilitation services to skilled nursing facilities will continue to increase. The Company competes with contract rehabilitation companies for contracts with skilled nursing facilities. In addition, many of the Company's existing and potential customers, including Life Care Centers of America, Inc., are developing subacute care programs within their facilities. The development and management by skilled nursing facilities of their own subacute care programs could adversely affect the Company's ability to maintain and grow its rehabilitation management programs. Rehabilitation management program customers also compete for patient referrals with other providers of subacute care. Any inability of such customers to compete effectively in this market could adversely affect the Company's business.

         The Company's inpatient facilities compete with general acute care hospitals, skilled nursing facilities, rehabilitation hospitals, long-term care hospitals and other subacute and specialty care providers. Cost containment efforts, which encourage more efficient utilization of acute-care hospital services, have resulted in decreased hospital occupancy in recent years. As a result, a significant number of general acute-care hospitals have converted portions of their facilities to other purposes, including subacute care.

         The Company believes that the primary factors in competing for subacute patients and programs are the scope and quality of services offered, the price of such services and the ability to demonstrate cost-effective, enhanced and predictable clinical outcomes. The Company believes it competes favorably with respect to each of these factors.

         TheraTx's medical supply distribution business competes with national and regional product supply companies. TheraTx believes that the primary factors in competing for product supply business are the price and quality of the products offered and service. TheraTx believes that it competes favorably with respect to these factors.

         The Company's occupational medicine facilities compete with other health care providers in their respective geographic regions. Group health and workers' compensation insurers, HMOs and hospitals all compete in the occupational health business. TheraTx believes that the primary factors in competing for occupational medicine business are the scope and quality of services offered, expertise in occupational medicine and the price of services.

         The Company anticipates that competition in each of the Company's practice areas will continue to increase. Many competitors have significantly greater financial and other resources than the Company. Many competitors also have greater public recognition and acceptance, or offer a wider range of products or services than the Company. There can be no assurance that the Company can compete effectively with respect to the factors referenced above in any of the Company's practice areas.

    Future Capital Needs; Uncertainty of Additional Funding

         The Company anticipates that its existing capital resources and credit facilities will be adequate to satisfy its capital requirements for at least the next twelve months. The Company's future capital requirements will depend, however, on many factors including, but not limited to, the rate at which it opens new programs, the size and timing of future acquisitions, if any, and the availability of additional financing. To the extent that existing resources and future earnings are insufficient to fund the Company's activities, the Company may need to raise additional funds through debt or equity financings. No assurance can be given that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. The unavailability of adequate funds could adversely affect the Company's operations and ability to implement its strategy.

    Risks Associated With Intangible Assets

         As of March 31, 1996, approximately $99.0 million, or 28.7% of the Company's total assets were intangible assets. Such intangible assets consist primarily of goodwill resulting from acquisitions. There can be no assurance that the value of such intangible assets will ever be realized by the Company, particularly in any sale or liquidation of the Company. Any significant decrease in the value of such intangible assets or increase in the rate of amortization thereof would adversely affect the Company's financial position and results of operations.

    Possible Volatility of Price of Stock and Notes

         The stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many health care companies and which have often been unrelated to the operating performance of these companies. The trading price of TheraTx Common Stock and the Notes could also be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, future announcements concerning the Company, legislative or regulatory changes, general trends in the industry and other events or factors.

    Potential Shortage of Clinicians; Increased Labor Costs

         The Company employs or contracts with a significant number of physicians, skilled speech-language pathologists, occupational therapists, physical therapists, nurses and aides. Current industry demand for these clinicians exceeds the number of available clinicians and the Company anticipates that this shortage will continue or increase. The shortage has resulted, and will continue to result, in intense competition and increasing salaries for these clinicians. There can be no assurance that reimbursement for the Company's services will be sufficient to cover increased personnel costs, which would adversely affect the Company's results of operations. In addition, due in part to the rapid growth in the number of its rehabilitation management programs, the Company is required to hire more costly temporary contract therapists to meet its needs. The lack of available clinicians and the need to hire temporary contract therapists could limit the Company's ability to expand and adversely affect its results of operations.

    Collectability of Receivables

         It often takes the Company in excess of 100 days to collect accounts receivable from third-party payors and customers. While the Company believes it maintains adequate reserves, third-party payors and customers in the health care industry from time to time contest or delay payment for services provided. The inability of the Company to collect a significant portion of its receivables in a timely manner could adversely affect the Company's results of operations. In addition, certain of the Company's skilled nursing facilities are subject to limits on reimbursement for routine costs. The Company's failure to recover excess costs or to obtain exceptions to these reimbursement limits could adversely affect the Company's results of operations strategy.

    Dependence on Key Personnel

         The Company's success depends upon its executive officers and members of its management team, the loss of one or more of whom could adversely affect the Company's business. The Company's success also depends on its ability to attract and retain qualified clinical management, marketing and other personnel. The Company competes with general acute care hospitals, rehabilitation facilities, nursing homes, ambulatory care facilities and other health care providers for the services of physicians, registered nurses, therapists and other clinical personnel. Such clinical personnel are in high demand and are often subject to competing offers. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for its business.

    Liability Claims

         The Company's services subject it to an inherent risk of liability. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or have other adverse effects. The Company maintains professional malpractice insurance and other insurance coverage which it believes to be adequate.

         The Company's insurance policies generally must be renewed on an annual basis. Although the Company has not experienced difficulty in obtaining insurance coverage at acceptable rates, there can be no assurance that the Company will be able to obtain such insurance on commercially reasonable terms in the future, if at all, or that any such insurance will be adequate. In addition, the Company is from time to time subject to litigation that is not covered by insurance and several of such claims are pending against the Company. While the Company has no reason to believe that any pending claims are material, there can be no assurance that either current or future uninsured claims would not have a material adverse effect on the Company's business, financial position, results of operations or liquidity. The Company's medical supply distribution business also subjects the Company to an inherent risk of product liability claims.

    Shares Eligible for Future Sale; Registration of Additional Shares

         Future sales of TheraTx Common Stock in the public market, including shares issuable upon conversion of the Notes, could adversely affect the market price of the TheraTx Common Stock. The Company has also provided certain holders of TheraTx Common Stock and the Notes with registration rights.

    Limited Operating History; Profitability

         The Company, and certain significant businesses which it has acquired, have each experienced significant losses and have limited histories of profitability. There can be no assurance that the Company will be profitable in the future. The future operating results of the Company will depend on many factors, including general economic conditions, the level of competition, the ability to attract and retain qualified personnel at competitive rates, government regulation and reimbursement policies, the ability to integrate other complementary businesses into its current organization.

    Impact of Physician Self-Referral and Anti-Remuneration Laws

         The Company is also subject to federal and state laws that prohibit certain direct and indirect payments between health care providers that are intended, among other things, to induce or encourage the referral of patients to, or the recommendation of, a particular provider of items or services. In addition, certain federal and state laws have recently been enacted to prohibit physician self-referrals for certain "designated health services" rendered to patients by a physician who has an ownership interest or other financial relationship with the provider. Although physicians with whom the Company contracts for medical director services are not typically referring physicians, these prohibitions could, among other things, require the Company to modify its contractual arrangements with its medical directors or prohibit such physicians from referring patients to the Company. Further, certain of the surgical centers operated by the Company are limited partnerships in which certain referring physicians or physician groups have an ownership interest. Although the Company believes that it falls within an exemption permitting the referring physicians to have an ownership interest in certain of its centers, there are no available regulations which interpret the scope of the exemption relied upon by the Company and there is no assurance that the Company and its physician partners would fall within the requirements of such exemption.
    If the laws are subsequently interpreted to prohibit physician ownership in certain of the Company's centers, the Company may be required to unwind, sell or buy the existing physician limited partner interests, and the Company would be unable to use the physician limited partnership structure in a future ambulatory surgery center or similar developments.

    Potential Effect of Anti-Takeover Provisions

         The Company's Certificate of Incorporation and Bylaws contain provisions that may discourage or prevent certain types of transactions involving a change in control of the Company, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of the stockholders to approve transactions that they may deem to be in their best interests. The Company's Board of Directors also has the authority to fix the rights and preferences of preferred stock and to issue such shares, which may have the effect of delaying or preventing a change in control of the Company, without action by the Company's stockholders. In addition, on July 27, 1995, the Company's Board of Directors declared a dividend of one right (a "Right") to purchase 1/100th of a share of Series A Junior Participating Preferred Stock (the "Series A Preferred") on each share of Common Stock. The rights will become exercisable only if a person or group acquires 15.0% or more of the Company's Common Stock (or 20.0% with respect to Warburg, Pincus Investors, L.P.) or announces a tender offer which would result in ownership by a person or group of 15.0% or more of TheraTx's Common Stock (subject to certain exceptions). Each Right has an exercise price of $60.00 for each 1/100th of a share of Series A Preferred.

         The provisions in the Company's Certificate of Incorporation and Bylaws, the ability of the Board of Directors to issue preferred stock and the existence of the Rights may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders, may discourage bids for the Common Stock at a premium over the market price of TheraTx's Common Stock and may adversely affect the market price of, and the voting and other rights of the holders of, TheraTx's Common Stock. The terms of the Notes could also discourage a transaction involving a change in control of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS


    EXHIBIT NO.


    *  2.1   Agreement and Plan of Reorganization dated as of May 6, 1994 by and among Registrant, PC Acquisition Corp., a Delaware corporation, PersonaCare, Inc., a Delaware corporation
             ("PersonaCare") and the principal stockholders named therein.
             Incorporated by reference to exhibit 2.2 to the Registration
             Statement on Form S-1, Registration No. 33-78786.

    *  2.2   Asset Purchase Agreement entered into as of January 13, 1995 by and among TheraTx Healthcare Management, Inc., TheraTx Medical
             Supplies, Inc., Registrant, Med-Care Services Northeast, Inc.,
             Med-Care Services, Inc., Tri-City Medical Corporation, and
             Tri-Medical Supply, Inc. of Georgia. Incorporated by reference as exhibit (i) to the Current Report on Form 8-K dated April 4, 1995.

    *  2.3   Asset Purchase Agreement entered into as of January 13, 1995 by and among PersonaCare of St.  Petersburg, Inc., PersonaCare of
             Pompano East, Inc., PersonaCare of Pompano West, Inc., PersonaCare of Clearwater, Inc., Registrant, Highland Pines Nursing Manor,
             Inc., Abbey Land Corporation, and Southern Management of Pompano
             Beach, Inc. Incorporated by reference as exhibit (ii) to the Current Report on Form 8-K dated April 4, 1995.

    *  2.4   Asset Purchase Agreement entered into as of January 13, 1995 by and among PersonaCare of Bradenton, Inc., Registrant, and Bradenton Care Center, Ltd. Incorporated by reference as exhibit
             (iii) to the Current Report on Form 8-K dated April 4, 1995.

    *  2.5   Earn-Out, Indemnity and Escrow Agreement entered into as of April
             4, 1995 by and among Registrant, Med-Care Services Northeast,
             Inc., Med-Care Services, Inc., Tri-City Medical Corporation,
             Tri-Medical Supply, Inc.  of Georgia, Highland Pines Nursing
             Manor, Inc., Abbey Land Corporation, Southern Management of
             Pompano Beach, Inc., and Jonathan H. Glenn. Incorporated by reference as exhibit (iv) to the Current Report on Form 8-K dated
             April 4, 1995.

    *  2.6   Earn-Out, Indemnity and Escrow Agreement entered into as of April
             4, 1995 by and among Registrant, Bradenton Care Center, Ltd., and
             Jonathan H. Glenn. Incorporated by reference as exhibit (v) to the Current Report on Form 8-K dated April 4, 1995.

    *  2.7   Merger Agreement and Plan of Consolidation, dated as of April 12,
             1995 among Registrant, RCS Acquisition Corp., Respiratory Care
             Services, Inc., SleepCorp, Inc., Therapy Management Corporation and the Management Stockholders, as amended by that certain
             Agreement dated as of April 28, 1995. Incorporated by reference as exhibit 2.7 to the Registration Statement on Form S-1, Registration No. 33-92402.

    *  2.8   Escrow and Indemnity Agreement, entered into as of May 4, 1995 among Registrant, each of the stockholders who are signatories thereto and Jonathan H. Glenn. Incorporated by reference as exhibit 2.8 to the Registration Statement on Form S-1,
             Registration No. 33-92402.

    *  2.9   Agreement and Plan of Merger dated as of August 29, 1995 by and among Registrant, Atlanta Acquisition Corp., a Delaware corporation, and Helian Health Group, Inc., a Delaware corporation. Incorporated by reference as exhibit 2.1 to the Registration Statement on Form S-4, Registration No. 33-99476.

    *  3.1   Certificate of Incorporation of Registrant, a Delaware
             corporation. Incorporated by reference to exhibit 3.3 to the Registration Statement on Form S-1, Registration No. 33-78786.

    *  3.2   Amended and Restated Bylaws of Registrant, a Delaware corporation.
             Incorporated by reference to exhibit 3.2 to the Registration
             Statement on Form S-1, Registration No. 33-92404.

    *  4.1   Warrant Purchase Agreement and Warrant to Purchase Series D
             Preferred Stock dated May 9, 1993 issued to LINC Capital
             Management Services, Ltd. ("LINC").  Incorporated by reference to exhibit 4.3 to the Registration Statement on Form S-1,
             Registration No. 33-78786.

    *  4.2   Second Amended and Restated Registration Rights Agreement dated as of May 6, 1994 among the Registrant and the investors listed therein. Incorporated by reference to exhibit 4.5 to the Registration Statement on Form S-1, Registration No. 33-78786.

    *  4.3   Amended and Restated Note and Warrant Purchase Agreement, dated as of March 3, 1994, as amended, among the Registrant and the investors identified therein, including the Form of Promissory
             Note and Form of Common Stock Purchase Warrant. Incorporated by reference to exhibit 4.6 to the Registration Statement on Form S-
             1, Registration No. 33-78786.

    *  4.4   Warrant between Registrant and C.B. Francis dated July 28, 1994.
             Incorporated by reference to exhibit 4.4 to the Registration
             Statement on Form S-1, Registration No. 33-86604.

    *  4.5   Indenture, dated February 15, 1995 between Registrant and The
             First National Bank of Boston, as Trustee. Incorporated by reference to exhibit 4.5 to Amendment No. 1 of the Annual Report on Form 10-K for the year ended December 31, 1994.

    *  4.6   Form of 8% Convertible Subordinated Note due 2002.  Incorporated
             by reference as exhibit 4.5.1 to the Registration Statement on Form S-1, Registration No. 33-92402.

    *  4.7   Registration Rights Agreement, dated February 9, 1995 among
             Registrant and the Initial Purchasers defined therein.
             Incorporated by reference to exhibit 4.6 to Amendment No. 1 of the Annual Report on 10-K for the year ended December 31, 1994.

    *  4.8   Registration Rights Agreement dated as of May 4, 1995 among
             Registrant and the parties who are signatories thereto (RCS).
             Incorporated by reference as exhibit 4.7 to the Registration
             Statement on Form S-1, Registration No. 33-92402.

    *  4.9   Stockholders' Rights Plan of Registrant dated July 28, 1995 between Registrant and U.S. Stock Transfer Corporation.
             Incorporated by reference as exhibit 4.8 to the Registration
             Statement on Form S-1, Registration No. 33-92402.

    * 4.10 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant. Incorporated by reference as exhibit 2.1 to the Registration Statement on Form S-4, File No.33-99476.

    * 4.11 Amended and Restated Bylaws of Registrant. Incorporated by reference as exhibit 3.2 to the Registration Statement Form S-1, Registration No. 33-92404.

    * 10.1 Master Therapy Services Agreement dated January 22, 1993 between Convalescent Services, Inc. ("CSI") and Registrant. Incorporated by reference to exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.1.1Termination Agreement dated April 3, 1995 between Registrant, CSI and Mariner Health Group, Inc. Incorporated by reference as exhibit 10.1.1 to the Registration Statement on Form S-1, Registration No. 33- 92402.

    * 10.2 Master Lease Agreement dated May 9, 1993 between Registrant and LINC. Incorporated by reference to exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.3 Sublease dated March 30, 1993 between National Computer Systems, Inc. and Registrant, as amended. Incorporated by reference to exhibit 10.6 to the Registration Statement on Form S-1, Registration No. 33- 78786.

    * 10.4 PersonaCare, Inc. 1992 Stock Option Plan (the "PersonaCare Plan"). Incorporated by reference to exhibit 10.7 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.5 Form of Non-Qualified Stock Option Agreement pertaining to the PersonaCare Plan. Incorporated by reference to exhibit 10.8 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.6 Form of Stock Option Assumption Agreement under the PersonaCare Plan. Incorporated by reference to exhibit 10.9 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.7 Registrant's Restated 1994 Stock Option/Stock Issuance Plan (the "1994 Plan"), as amended. Incorporated by reference as exhibit
             10.7 to the Registration Statement on Form S-1, Registration No. 33-92402.

    * 10.8 Form of Stock Option Agreement, together with addenda, and Stock Issuance Agreement pertaining to the 1994 Plan. Incorporated by reference to exhibit 10.11 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.9 Registrant's 401(k) Profit Sharing Plan and Trust Agreement (the "401(k) Plan"). Incorporated by reference to exhibit 10.12 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.9.1Model Amendments to Registrant's 401(k) Plan. Incorporated by reference to exhibit 10.9.1 to the Registration Statement on Form S-1, Registration No. 33-86604.

    * 10.10 Form of Indemnification Agreement for the Registrant's directors. Incorporated by reference to exhibit 10.13 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.11 Lease dated January 1, 1988 by and between Stamford Health Associates Limited Partnership ("SHALP") and Courtland Gardens Health Center, Inc. Incorporated by reference to exhibit 10.14 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.12 Lease dated January 1, 1988 by and between SHALP and Homestead Health Center, Inc. Incorporated by reference to exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.13 Lease dated January 1, 1988 by and between SHALP and Courtland Gardens Residence, Inc. Incorporated by reference to exhibit
             10.16 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.14 Lease Agreement dated October 18, 1993 by and between Health Care REIT, Inc. ("HCRI") and PersonaCare of Owensboro, Inc. Incorporated by reference to exhibit 10.17 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.15 First Amended and Restated Lease Agreement dated January 1, 1993 by and between HCRI and PersonaCare of Pennsylvania, Inc. (the
             "Easton Lease") together with Second Amendment dated April 1,
             1994. Incorporated by reference to exhibit 10.18 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.16 Lease Agreement dated April 20, 1993 by and between HCRI and PersonaCare of San Antonio, Inc. (the "San Antonio Lease"). Incorporated by reference to exhibit 10.19 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.17 Agreement Regarding Amendment of Leases dated October 18, 1993 with HCRI amending the Easton Lease and the San Antonio Lease. Incorporated by reference to exhibit 10.20 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.18 Lease dated March 1, 1994 by and between Triple Springs, Inc. and PersonaCare of Huntsville, Inc., as amended. Incorporated by reference to exhibit 10.21 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.19 First Mortgage Loan between First Bank, Trustee for the United States Department of Housing and Urban Development and Middleton Village Associates, as amended. Incorporated by reference to exhibit 10.25 to the Registration Statement on Form S-1, Registration No. 33-78786.

    * 10.20 Lease dated July 28, 1994 by and between C.B. Francis and PersonaCare of San Pedro, Inc. Incorporated by reference to exhibit 10.20 to the Registration Statement on Form S-1, Registration No. 33-86604.

    * 10.21 Amended and Restated Financing and Security Agreement dated May 8, 1995 by and among the Registrant and its subsidiaries as Borrowers, NationsBank, N.A., as Agent, and the lenders party thereto. Incorporated by reference to exhibit 10.21 to the Registration Statement on Form S-1, Registration No. 33-92402.

    * 10.22 1993 Management Incentive Compensation Plan. Incorporated by reference to exhibit 10.22 to the Registration Statement on Form S-1, Registration No. 33-86604.

    * 10.23 Sublease dated May 27, 1994 between Compaq Computer Corporation and Registrant. Incorporated by reference to exhibit 10.23 to Amendment No. 1 of the Annual Report on Form 10-K for the year ended December 31, 1994.

    * 10.24 Sublease dated December 7, 1994 between Compaq Computer Corporation and Registrant. Incorporated by reference to exhibit 10.24 to the Amendment No. 1 of Annual Report on Form 10-K for the year ended December 31, 1994.

    * 10.25 Office Lease Agreement dated April 25, 1995 between Regency Park West Associates, L.P. and Registrant. Incorporated by reference to exhibit 10.25 to the Registration Statement on Form S-1, Registration No. 33- 92402.

    * 10.26 Purchase and Sale Agreement dated April 25, 1995 between Registrant and Regency Park West Associates, L.P. Incorporated by reference to exhibit 10.26 to the Registration Statement on Form S-1, Registration No. 33- 92402.

    * 10.27+1989 Amended and Restated Stock Option Plan of Helian Health Group, Inc.

    * 10.28+Asset Purchase Agreement between Palo Alto Surgecenter Corporation and Palo Alto Medical Foundation for Health Care, Research and Education dated September 22, 1988.

    * 10.29+Management Agreement between Palo Alto Surgecenter Corporation and Palo Alto Medical Foundation for Health Care, Research and Education dated September 22, 1988.

    * 10.30+Equipment Lease between Palo Alto Surgecenter Corporation and Palo Alto Medical Foundation for Health Care, Research and Education dated September 22, 1988.

    * 10.31+Sublease dated September 22, 1988, between Palo Alto Surgecenter Corporation, as sublessor, and Palo Alto Medical Foundation for Health Care, Research and Education, as sublessor, including Consent to Sublease, covering premises at 400 Forest Avenue, Palo Alto, California.

    * 10.32+Repurchase Agreement between Palo Alto Surgecenter Corporation and Palo Alto Medical Foundation for Health Care, Research and Education dated September 22, 1988.

    * 10.33 Amended and Restated 1989 Stock Option Plan of the Company Incorporated by reference to the Registration Statement on Form S-8, Registration No. 333-1608

       11.1  Computation of Historical Earnings Per Share.

       11.2  Computation of Pro Forma Earnings Per Share

       27    Financial Data Schedule (for SEC use only)

- - -----------------
       --    Previously filed and/or incorporated by reference.

       + Incorporated by reference to Registration Statement Number 33-31520 on Form S-1, filed October 11, 1989, Amendment Number 2 thereto filed November 21, 1989, and Post-Effective Amendments Number 1 and Number 2 thereto filed November 22, 1990 and January 16, 1991, respectively.

       ** The Company has received confidential treatment for certain portions of this document filed with the Commission.

       (b)   Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter ending March 31, 1996.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TheraTx, Incorporated


                                   By:  /s/ Donald R. Myll
                                        ----------------------------------------
                                        Donald R. Myll, Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Accounting and Financial
                                        Officer)

Date:    May 14, 1996