Form 10-Q
period 1996-06-30
THERATX INC /DE/
filed 1996-08-14
CIK 922980

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996

                                       or

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                    Commission File number          0-24292
                                           ------------------------

                             THERATX, INCORPORATED
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                33-0359338
- --------------------------------------    -------------------------------------
State of Jurisdiction of Incorporation    I.R.S. Employer Identification Number
or Organization


                       1105 Sanctuary Parkway, Suite 100
                              Alpharetta, GA 30201
   ------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (770) 569-1840
   ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  [ X ]    NO []

The number of shares outstanding of the registrant's Common Stock, $0.001 Par Value, as of August 2, 1996, was 20,676,859 shares.

                                     INDEX
                             THERATX, INCORPORATED

PART I -- FINANCIAL INFORMATION                                                                           PAGE
Item 1.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Condensed Consolidated Balance Sheets -- June 30, 1996 (Unaudited) and
           December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Condensed Consolidated Statements of Income (Unaudited) -- Three months ended June 30,
           1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

         Condensed Consolidated Statements of Income (Unaudited) --Six months ended June 30,
           1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

         Condensed Consolidated Statements of Cash Flows (Unaudited) -- Six months ended
          June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

         Notes to Condensed Consolidated Financial Statements (Unaudited) -- June 30, 1996  . . . . . . .    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . .    9


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . .   16

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25


PART I --   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                     THERATX, INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     1996             1995
                                                                               ---------------  ---------------
                                                    ASSETS                       (Unaudited)
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .   $     10,516     $     10,530
  Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . .             --            1,023
  Accounts receivable, net of allowances for doubtful accounts and denials  .         92,813           76,766
  Third-party settlements, net  . . . . . . . . . . . . . . . . . . . . . . .         14,204            7,084
  Inventory   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,417            5,415
  Prepaid expenses and other current assets   . . . . . . . . . . . . . . . .          6,676            3,942
  Receivable from stockholder   . . . . . . . . . . . . . . . . . . . . . . .             --              379
  Income taxes receivable   . . . . . . . . . . . . . . . . . . . . . . . . .             --            2,010
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .          1,737            1,737
                                                                                 -----------      -----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        131,363          108,886

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .        130,751          125,915
Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . .        (17,857)         (14,238)
                                                                                 -----------      -----------
                                                                                     112,894          111,677
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .        105,326           97,844
Long-term notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . .          8,174            8,404
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,788            2,987
                                                                                 -----------      -----------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    362,545     $    329,798
                                                                                 ===========      ===========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued expenses   . . . . . . . . . . . . . . .   $     15,411     $     16,462
  Accrued payroll and related expenses  . . . . . . . . . . . . . . . . . . .         22,882           16,819
  Accrued interest payable  . . . . . . . . . . . . . . . . . . . . . . . . .          4,038            3,679
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .             90               --
  Long-term debt, current portion   . . . . . . . . . . . . . . . . . . . . .            365              656
                                                                                 -----------      -----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . .         42,786           37,616

Long-term debt, net of current portion  . . . . . . . . . . . . . . . . . . .         67,834           51,741
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100,000          100,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             74              327
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .            213              213
Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             78                2
Commitments and contingencies
Stockholders' equity:
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20               20
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .        122,329          121,403
  Note receivable from stockholder  . . . . . . . . . . . . . . . . . . . . .           (100)            (100)
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,311           18,576
                                                                                 -----------      -----------
    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .        151,560          139,899
                                                                                 -----------      -----------
    Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .   $    362,545     $    329,798
                                                                                 ===========      ===========





           See notes to condensed consolidated financial statements.

                     THERATX, INCORPORATED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)

                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   ---------------------------
                                                                                       1996           1995
                                                                                   -----------    ------------
Revenues:
  Patient care revenues, net  . . . . . . . . . . . . . . . . . . . . . . . . .     $  88,278      $   72,924
  Management services and other   . . . . . . . . . . . . . . . . . . . . . . .         3,015           1,444
  Sales of medical supplies and related services  . . . . . . . . . . . . . . .         4,566           7,098
                                                                                     --------       ---------
    Total net revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        95,859          81,466
Operating costs and expenses:
  Cost of revenues:
    Salaries, wages and benefits  . . . . . . . . . . . . . . . . . . . . . . .        51,458          42,337
    Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . .        13,256          11,606
    Cost of medical supply sales and related services   . . . . . . . . . . . .         3,805           5,245
  Corporate, general and administrative   . . . . . . . . . . . . . . . . . . .        10,280           9,227
  Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . .         2,629           2,522
  Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,587           1,864
  Merger costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --             600
                                                                                     --------       ---------
    Total operating costs and expenses  . . . . . . . . . . . . . . . . . . . .        84,015          73,401
                                                                                     --------       ---------
Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,844           8,065
Interest and other expense, net . . . . . . . . . . . . . . . . . . . . . . . .         2,707           2,741
                                                                                     --------       ---------
Income before income taxes, minority interests and extraordinary item . . . . .         9,137           5,324
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .         3,312           2,438
                                                                                     --------       ---------
Income before minority interests and extraordinary item . . . . . . . . . . . .         5,825           2,886
Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (18)             22
                                                                                     --------       ---------
Income before extraordinary item  . . . . . . . . . . . . . . . . . . . . . . .         5,807           2,908
Extraordinary item, net of income taxes . . . . . . . . . . . . . . . . . . . .            --            (428)
                                                                                     --------       ---------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   5,807      $    2,480
                                                                                     ========      ==========
Earnings per share:
  Income before extraordinary item  . . . . . . . . . . . . . . . . . . . . . .     $    0.28      $     0.14
  Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           (0.02)
                                                                                     --------      ----------
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    0.28      $     0.12
                                                                                     ========       =========
Weighted average number of shares outstanding . . . . . . . . . . . . . . . . .        20,963          20,708
                                                                                     ========       =========

           See notes to condensed consolidated financial statements.

                     THERATX, INCORPORATED AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                     -----------------------------------------
                                                                        1996                   1995
                                                                     -----------   ---------------------------
                                                                       ACTUAL         ACTUAL        PRO FORMA
                                                                     -----------   ------------    -----------
Revenues:
  Patient care revenues, net  . . . . . . . . . . . . . . . . . .    $ 173,953      $ 130,657      $  140,751
  Management services and other   . . . . . . . . . . . . . . . .        4,968          2,475           2,475
  Sales of medical supplies and related services  . . . . . . . .       10,262          7,834          13,085
                                                                      --------       --------       ---------
    Total net revenues  . . . . . . . . . . . . . . . . . . . . .      189,183        140,966         156,311
Operating costs and expenses:
  Cost of revenues:
    Salaries, wages and benefits  . . . . . . . . . . . . . . . .      101,333         76,825          81,403
    Other operating expenses  . . . . . . . . . . . . . . . . . .       26,479         19,818          23,373
    Cost of medical supply sales and related services   . . . . .        8,192          5,617          10,109
  Corporate, general and administrative   . . . . . . . . . . . .       19,564         16,214          16,805
  Depreciation and amortization   . . . . . . . . . . . . . . . .        5,311          4,311           5,035
  Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,797          3,521           3,595
  Merger costs  . . . . . . . . . . . . . . . . . . . . . . . . .           --            600             600
                                                                      --------       --------       ---------
    Total operating costs and expenses  . . . . . . . . . . . . .      165,676        126,906         140,920
                                                                      --------       --------       ---------
Income from operations  . . . . . . . . . . . . . . . . . . . . .       23,507         14,060          15,391
Interest and other expense, net . . . . . . . . . . . . . . . . .        5,736          3,805           5,032
                                                                      --------       --------
Income before income taxes, minority interests and
  extraordinary item  . . . . . . . . . . . . . . . . . . . . . .       17,771         10,255          10,359
Provision for income taxes  . . . . . . . . . . . . . . . . . . .        6,575          4,498           4,540
                                                                      --------       --------       ---------
Income before minority interests and extraordinary item . . . . .       11,196          5,757           5,819
Minority interests  . . . . . . . . . . . . . . . . . . . . . . .          (65)            77              77
                                                                      --------       --------
Income before extraordinary item  . . . . . . . . . . . . . . . .       11,131          5,834           5,896
Extraordinary item, net of income taxes . . . . . . . . . . . . .           --           (428)           (428)
                                                                      --------       --------       ---------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  11,131      $   5,406      $    5,468
                                                                      ========       ========       =========

Earnings per share:
  Income before extraordinary item  . . . . . . . . . . . . . . .    $    0.54      $    0.29      $     0.28
  Extraordinary item  . . . . . . . . . . . . . . . . . . . . . .           --          (0.02)          (0.02)
                                                                      --------       --------       ---------
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . .    $    0.54      $    0.27      $     0.26
                                                                      ========       ========       =========

Weighted average number of shares outstanding . . . . . . . . . .       20,804         20,137          20,686
                                                                      ========       ========       =========

           See notes to condensed consolidated financial statements.

                     THERATX, INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                -------------------------------
                                                                                     1996             1995
                                                                                -------------    --------------
OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    11,131      $     5,406
Net loss for Helian Health Group, Inc. for the month ended December 31, 1995           (378)              --
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . .         5,311            4,311
  Provision for bad debts and denials   . . . . . . . . . . . . . . . . . . .         2,427            2,501
  (Gain) loss on sale of assets   . . . . . . . . . . . . . . . . . . . . . .          (450)               2
  Equity in (income) loss of affiliate  . . . . . . . . . . . . . . . . . . .           109              (20)
  Write-off of deferred financing costs   . . . . . . . . . . . . . . . . . .            --              612
  Amortization of deferred financing costs  . . . . . . . . . . . . . . . . .           324              250
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .            --           (1,235)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (171)            (129)
  Changes in operating assets and liabilities:
    Accounts receivable and third party settlements   . . . . . . . . . . . .       (22,955)         (24,827)
    Prepaid expenses and other current assets   . . . . . . . . . . . . . . .        (2,703)          (1,605)
    Inventory   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2)          (1,757)
    Income taxes receivable or payable  . . . . . . . . . . . . . . . . . . .         2,100              800
    Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . .         2,718            9,222
                                                                                 ----------       ----------
Net cash used in operating activities . . . . . . . . . . . . . . . . . . . .        (2,539)          (6,469)
                                                                                 ----------       ----------
INVESTING ACTIVITIES:
Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . .        (5,293)          (3,854)
Proceeds from sales of property and equipment . . . . . . . . . . . . . . . .           865               67
Purchases of short-term investments . . . . . . . . . . . . . . . . . . . . .            --           (1,019)
Sales of short-term investments . . . . . . . . . . . . . . . . . . . . . . .         1,023               27
Acquisition of companies and payments related to acquisitions . . . . . . . .        (9,420)         (87,073)
Cash acquired in acquisitions . . . . . . . . . . . . . . . . . . . . . . . .           312               74
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,454)            (727)
                                                                                 ----------       ----------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .       (13,967)         (92,505)
                                                                                 ----------       ----------
FINANCING ACTIVITIES:
Proceeds from convertible debt  . . . . . . . . . . . . . . . . . . . . . . .            --          100,000
Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .        17,000            6,499
Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .        (1,773)          (1,214)
Capitalized financing costs . . . . . . . . . . . . . . . . . . . . . . . . .            --           (5,000)
Payments on notes receivable from stockholders  . . . . . . . . . . . . . . .           379              182
Payments on capital lease obligations . . . . . . . . . . . . . . . . . . . .           (22)            (904)
Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . .           926              494
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (18)              --
                                                                                 ----------       ----------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . .        16,492          100,057
                                                                                 ----------       ----------
(Decrease) increase in cash and cash equivalents  . . . . . . . . . . . . . .           (14)           1,083
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . .        10,530           11,560
                                                                                 ----------       ----------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . .   $    10,516      $    12,643
                                                                                 ==========       ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     5,931      $     2,305
                                                                                 ==========       ==========
Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .   $     4,358      $     7,034
                                                                                 ==========       ==========


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

    TheraTx provides subacute rehabilitation and respiratory therapy management services to skilled nursing facilities; operates owned, leased and managed inpatient facilities that provide a broad range of subacute, specialty and basic medical and other geriatric services; and provides occupational healthcare and related services in outpatient clinics. In addition to its primary practice areas, TheraTx operates outpatient surgery centers, owns and operates an acute care specialty hospital, provides respiratory therapy and related services to hospitals and provides medical products distribution and related services to the long-term care industry.

    The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required for complete financial statements under generally accepted accounting principles.

    The accompanying condensed consolidated balance sheet at June 30, 1996, the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 included in the Annual Report on Form 10-K. In the opinion of Company management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of June 30, 1996, and the results of operations for the three months and six months ended June 30, 1996 and 1995.

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

    All material intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to current period presentation.

    Operating results for the three-month and six-month periods are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

PROVISION FOR INCOME TAXES

    Taxes have been provided for the three months and the six months ended June 30, 1996, at an effective rate of 36% and 37%, respectively.

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

The Pro Forma Condensed Consolidated Statement of Income for the six months ended June 30, 1995 gives effect to the acquisition of the SMS Business as if such acquisition had occurred on January 1, 1995.

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

4.  ACQUISITION OF SMS BUSINESS

    Effective April 1, 1995, the Company acquired the SMS Business. The purchase price paid by the Company for the SMS Business included (i) approximately $34,180,000 in cash paid at closing by the Company to certain lenders of the SMS Business in connection with the retirement of bank debt and mortgage debt and (ii) $43,250,000 in cash and 1,097,407 shares of the Company's common stock. The purchase agreement also provides that, if certain financial goals for the SMS Business were met during the period commencing April 1, 1995 and ending February 29, 1996 (the "Earn-Out Period"), the purchase price was to be increased by up to 888,889 shares. Additionally, if certain financial goals were exceeded during the Earn-Out Period, the purchase price was to be further increased by as much as $20,000,000 payable in either shares of the Company's common stock or cash, at the option of the sellers.
The Company has concluded that the sellers of the SMS Business, as a group, are not entitled to the earn-out payment as the financial performance of the SMS Business was, as a whole, significantly below the threshold entitling the sellers to any payment under the earn-out. While the Company believes it has valid claims and that the sellers are not entitled to either the shares or any additional consideration under the earn-out, the sellers filed a lawsuit against the Company on April 2, 1996 in the Circuit Court for Duval County, Florida, alleging, among other things, breach of contract and violation of Florida securities laws, and claiming unspecified damages. The Company believes that such claims are without merit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

    TheraTx provides outcomes-oriented healthcare services with a focus in two specialized practice areas: postacute care and occupational health.

    TheraTx provides subacute rehabilitation and respiratory therapy program management services to skilled nursing facilities and operates owned, leased and managed inpatient facilities that provide a broad range of subacute, specialty and basic medical and other geriatric services. Subacute care is provided to patients who (i) are medically stable but fragile, and recovering from an accident, illness or surgery; (ii) require a coordinated array of extensive nursing, rehabilitation or other ancillary services in an inpatient setting; and (iii) have clearly defined discharge goals, generally to their homes or other community settings. Subacute care providers bridge the gap between higher-cost acute care hospitals and similar providers and lower-cost traditional skilled nursing facilities that lack the intensive coordinated services required to care for higher acuity patients.

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

    In addition to its primary practice areas, TheraTx operates outpatient surgery centers; owns and operates an acute care specialty hospital; provides respiratory therapy and related services to hospitals; and provides medical products distribution and related services to the long-term care industry.

OVERVIEW

    TheraTx's patient care revenues primarily are derived from providing rehabilitation management services to skilled nursing facilities, inpatient healthcare services to subacute and long-term care patients and outpatient treatment to patients with work-related injuries. The growth in the Company's patient care revenues primarily has been attributable to an increase in the number of rehabilitation management programs and the acquisition of inpatient skilled nursing facilities. To a lesser extent, such growth has been due to increased net revenues per rehabilitation management program. Typically, the net revenues generated by a new rehabilitation management program increase substantially for a period of less than twelve months; thereafter the rate of growth decreases. Also contributing to the growth in patient care revenues has been the Company's increased focus on treating short-stay, subacute patients in the Company's skilled nursing facilities. Subacute patients generally require more intensive skilled nursing care and rehabilitation, and more pharmacy and other ancillary medical services than do patients with lower acuity.

The following table provides certain information related to the Company's patient care operations:

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                       ----------------------    -----------------------------------
                                                          1996        1995          1996            1995
SELECTED STATISTICAL DATA:                             ----------  ----------    ----------  -----------------------
                                                         ACTUAL      ACTUAL        ACTUAL     ACTUAL     PRO FORMA
                                                       ----------  ----------    ----------  ---------  ------------
  Payor Mix:
    Medicare  . . . . . . . . . . . . . . . . . . . .     54.0%       52.1%        53.8%       54.1%       52.4%
    Private, managed care and other   . . . . . . . .     32.1        37.4         32.7        37.2        37.1
    Medicaid  . . . . . . . . . . . . . . . . . . . .     13.9        10.5         13.5         8.7        10.5

  Revenue mix(1):
    Rehabilitation subacute   . . . . . . . . . . . .     57.2%       57.5%        57.1%       59.8%       58.5%
    Medical subacute  . . . . . . . . . . . . . . . .      5.0         5.0          5.2         5.4         5.0
    Occupational medicine and services  . . . . . . .      7.2         9.1          7.1         9.2         8.5
    Basic healthcare  . . . . . . . . . . . . . . . .     29.2        25.4         29.1        22.7        24.7
    Other specialty   . . . . . . . . . . . . . . . .      1.4         3.0          1.5         2.9         3.3

  Number of Rehabilitation Management  Programs(2). .      181         149          181         149         149
  Inpatient Facilities(2):
    Number of owned, leased and managed facilities. .       29          21           29          21          21
    Licensed beds   . . . . . . . . . . . . . . . . .    3,735       2,866        3,735       2,866       2,866
  Number of Occupational Healthcare Clinics(2). . . .       16          11           16          11          11

- -------------------------------
(1) Excludes revenues from management services and other and medical supplies and related services.

(2) Numbers expressed are at end of period.

RESULTS OF OPERATIONS -- HISTORICAL

    The following table sets forth for the three-month and six-month periods ended June 30, 1996 and 1995, the percentage relationship to total net revenues of certain costs, expenses and income together with the change of such items from period to period on a percentage basis.


                                                                                                        1995 -- 1996
                                                                                                     PERCENTAGE CHANGE
                                                                                                   ---------------------
                                                   THREE MONTHS ENDED         SIX MONTHS ENDED       THREE        SIX
                                                        JUNE 30,                  JUNE 30,           MONTHS      MONTHS
                                                 ----------------------     --------------------     ENDED       ENDED
                                                    1996        1995          1996       1995        JUNE 30     JUNE 30
                                                 ---------    ---------     ---------  ---------   ----------   ---------
Revenues:
  Patient care revenues, net . . . . . . . . . .    92.1%       89.5%         92.0%      92.7%         21.1%       33.1%
  Management services and other. . . . . . . . .     3.1         1.8           2.6        1.7         108.8       100.7
  Sales of medical supplies and related
   services . . . . . . . . . . . . . . . . . .      4.8         8.7           5.4        5.6         (35.7)       31.0
                                                   -----       -----         -----      -----
  Total net revenues                               100.0       100.0         100.0      100.0          17.7        34.2
Operating costs and expenses:
  Cost of revenues:
    Salaries, wages and benefits(1). . . . . . .    56.4        56.9          56.6       57.7          21.5        31.9
    Other operating expenses(1). . . . . . . . .    14.5        15.6          14.8       14.9          14.2        33.6
    Cost of medical supply sales and related
      services(2). . . . . . . . . . . . . . . .    83.3        73.9          79.8       71.7         (27.5)       45.8
  Corporate, general and administrative. . . . .    10.7        11.3          10.3       11.5          11.4        20.7
  Depreciation and amortization                      2.7         3.1           2.8        3.1           4.2        23.2
  Rent . . . . . . . . . . . . . . . . . . . . .     2.7         2.3           2.5        2.5          38.8        36.2
  Merger costs . . . . . . . . . . . . . . . . .      --         0.7            --        0.4        (100.0)     (100.0)
    Total operating costs and expenses . . . . .    87.6        90.1          87.6       90.0          14.5        30.6
Income from operations . . . . . . . . . . . . .    12.4         9.9          12.4       10.0          46.9        67.2
Interest and other expense, net. . . . . . . . .     2.8         3.4           3.0        2.7          (1.2)       50.7
Income before income taxes, minority interests,
  and extraordinary item . . . . . . . . . . . .     9.6         6.5           9.4        7.3          71.6        73.3
Provision for income taxes . . . . . . . . . . .     3.5         3.0           3.5        3.2          35.8        46.2
Income before minority interests and
  extraordinary item . . . . . . . . . . . . . .     6.1         3.5           5.9        4.1         101.8        94.5
Minority interests . . . . . . . . . . . . . . .      --          --            --         --        (181.8)     (184.4)
Income before extraordinary item . . . . . . . .     6.1         3.5           5.9        4.1          99.7        90.8
Extraordinary item, net of income taxes. . . . .      --         0.5            --        0.3        (100.0)     (100.0)
Net income . . . . . . . . . . . . . . . . . . .     6.1         3.0           5.9        3.8         134.2       105.9

- -------------------------------
(1) Calculated as a percentage of patient care revenues, net and management services and other revenues.

(2) Calculated as a percentage of sales of medical supplies and related services.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1995

    Patient care revenues, net. The increase in patient care revenues, net for the quarter ended June 30, 1996 over the corresponding period in 1995 primarily was attributable to growth in rehabilitation management programs and, to a lesser extent, the acquisition of inpatient skilled nursing facilities. Rehabilitation management programs experienced approximately 23.8% revenue growth from 1995 to 1996. This increase primarily is due to the 21.5% increase in the number of rehabilitation management programs from June 30, 1995 to June 30, 1996. The Company added 86 rehabilitation management programs from July 1, 1995 through June 30, 1996 and terminated 54 programs, ending the quarter with 181 programs. Also, patient care revenues during the second quarter of 1996 included revenue from six leased facilities added subsequent to June 30, 1995.

    Management services and other. Management services and other revenues increased during the second quarter of 1996 over the second quarter of 1995 primarily as a result of the addition of staffing services related to the recruitment and temporary placement of therapists. The remainder of the increase primarily was due to the acquisition of management contracts for four occupational healthcare clinics during the first quarter of 1996.

    Sales of medical supplies and related services. The decrease in sales of medical supplies and related services for the second quarter of 1996 from the sales of medical supplies and related services for the same period of 1995 primarily was due to the loss of a large customer in the first quarter of 1996.

    Salaries, wages and benefits. The majority of the increase in salaries, wages and benefits during the three months ended June 30, 1996 over the same period of 1995 was attributable to personnel costs resulting from the addition of clinicians required to staff new rehabilitation management programs. The remainder of the increase in salaries, wages and benefits during the three months ended June 30, 1996 over the three months ended June 30, 1995, primarily was attributable to increased personnel costs at leased inpatient facilities added subsequent to June 30, 1995.

    Other operating expenses. The increase in other operating expenses during the three months ended June 30, 1996 over the same period of 1995, primarily was due to costs at leased inpatient facilities added subsequent to June 30, 1995.

    Cost of medical supply sales and related service. The decrease in the cost of medical supply sales and related services during the second quarter of 1996 over the second quarter of 1995 primarily was attributable to the decrease in medical supply sales and related services from period to period.

    Corporate, general and administrative. Corporate, general and administrative expenses increased during the three months ended June 30, 1996 over the same period of 1995, primarily as a result of higher costs necessary to support the growth in rehabilitation management programs and the addition of inpatient facilities. This increase was partially offset by a decrease in corporate personnel and overhead costs related to the occupational health business. Corporate functions for the occupational health business were relocated to the Company's Atlanta corporate office in early 1996. Corporate, general and administrative expenses decreased as a percentage of revenues during the three months ended June 30, 1996 from the three months ended June 30, 1995, primarily due to the growth in net revenues combined with efficiencies realized from the Company's prior investments in personnel, information systems and administrative support functions.

    Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 1996 did not change significantly from the three months ended June 30, 1995. The increase in depreciation and amortization expense due to the six leased facilities added subsequent to June 30, 1995 was offset by the decrease in depreciation and amortization expense related to the consolidation of the occupational health business's corporate functions.

    Rent. Rent expense increased during the quarter ended June 30, 1996 over rent expense for the corresponding period in 1995 primarily due to the addition of six leased inpatient facilities subsequent to June 30, 1995.

    Merger costs. During the quarter ended June 30, 1995, the Company incurred $600,000 of legal, accounting and other transaction costs in connection with the merger with RCS during May 1995.

    Interest and other expense, net. Interest expense, net for the three months ended June 30, 1996 as compared to the corresponding period in 1995 reflected increased interest expense resulting from additional debt outstanding under the Company's Senior Credit Facility which was offset by a gain on the sale of a portion of the Company's partnership interest in an ambulatory surgery center.

    Provision for income taxes. The Company's effective tax rate for the second quarter of 1996 was 36% as compared to 46% for the second quarter of 1995. The 1995 effective rate is higher than the statutory rate primarily due to non- deductible merger costs recorded during the period and state taxes.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.

    Patient care revenues, net. The increase in patient care revenues, net for the six months ended June 30, 1996 over the corresponding period in 1995 primarily was attributable to the acquisition of inpatient skilled nursing facilities and growth in rehabilitation management programs. Patient care revenues during the six months ended June 30, 1996 included revenue from twelve owned and leased facilities added subsequent to March 31, 1995. Rehabilitation management programs experienced approximately 29.2% revenue growth from 1995 to 1996. This increase primarily is due to the increase in the number of rehabilitation management programs from June 30, 1995 to June 30, 1996.

    Management services and other. Management services and other revenues increased during the six months ended June 30, 1996 over the same period of 1995 primarily as a result of the addition of staffing services related to the recruitment and temporary placement of therapists. The remainder of the increase primarily was due to the acquisition of management contracts for four occupational healthcare clinics during the first quarter of 1996.

    Sales of medical supplies and related services. The increase in sales of medical supplies and related services for the six months ended June 30, 1996 over the same period of 1995 primarily relates to the inclusion of revenues for the entire six months of 1996 from the medical products distribution company and the Part B billing and supply service company acquired April 1, 1995 in the acquisition of the SMS business.

    Salaries, wages and benefits. A significant portion of the increase in salaries, wages and benefits during the six months ended June 30, 1996 over the same period of 1995 was attributable to personnel costs resulting from the addition of clinicians required to staff new rehabilitation management programs. The remainder of the increase in salaries, wages and benefits during the six months ended June 30, 1995, primarily was attributable to increased personnel costs at owned and leased inpatient facilities added subsequent to June 30, 1995.

    Other operating expenses. The increase in other operating expenses during the six months ended June 30, 1996 over the same period of 1995, primarily was due to costs at owned and leased inpatient facilities added subsequent to March 31, 1995. Also contributing to the period over period increase in other operating expenses were costs related to rehabilitation management programs added subsequent to June 30, 1995.

    Cost of medical supply sales and related services. The increase in the cost of medical supply sales and related services during the six months ended June 30, 1996 over the six months ended June 30, 1995 was primarily attributable to expenses from the medical products distribution company and the Part B billing and supply service company acquired April 1, 1995 in the acquisition of the SMS Business.

    Corporate, general and administrative. Corporate, general and administrative expenses increased during the six months ended June 30, 1996 over the same period of 1995, primarily as a result of higher costs necessary to support the growth in rehabilitation management programs and the addition of inpatient facilities. This increase was partially offset by a decrease in personnel and overhead costs related to the occupational health business. Corporate functions for the occupational health business were relocated to the Company's Atlanta corporate office in early 1996. Corporate, general and administrative expenses decreased as a percentage of revenues during the six months ended June 30, 1996 over the six months ended June 30, 1995, primarily due to the growth in net revenues combined with efficiencies realized from the Company's prior investments in personnel, information systems and administrative support functions.

    Depreciation and amortization. Depreciation and amortization increased during the six months ended June 30, 1996 over the corresponding period in 1995, primarily as a result of the owned and leased facilities acquired subsequent to March 31, 1995 and the medical products distribution company and the Part B billing and supply service company acquired April 1, 1995.

    Rent. Rent expense increased for the six months ended June 30, 1996 over the same period of 1995, primarily due to the addition of six leased inpatient facilities acquired subsequent to June 30, 1995.

    Interest and other expense, net. The increase in interest and other expense, net for the six months ended June 30, 1996 as compared to the corresponding period in 1995, primarily was related to a full six months of interest incurred on the Company's 8% Convertible Subordinated Debentures due 2002 (the "Notes") issued in February 1995 and interest expense on additional debt drawn under the Company's credit facility. Interest and other expense for the six months ended June 30, 1996 reflected a gain recorded on the sale of a portion of the Company's partnership interest in an ambulatory surgery center. Interest and other expense for the six months ended June 30, 1995 was partially offset by interest income of approximately $965,000 earned on the proceeds from the Notes prior to their use in the April 1, 1995 acquisition of SMS.

    Provision for income taxes. The Company's effective tax rate for the six months ended June 30, 1996 was 37% compared to 44% for the six months ended June 30, 1995. The 1995 effective rate is higher than the statutory rate primarily due to non-deductible merger costs recorded during the period and state taxes.

RESULTS OF OPERATIONS -- PRO FORMA

    The Pro Forma Condensed Consolidated Statement of Income for the six months ended June 30, 1995 gives effect to the acquisition of the SMS Business by TheraTx in April 1995, as if such acquisition had occurred on January 1, 1995.

    The following table sets forth for the six-month period ended June 30, 1996, on a historical basis, and for the six- month period ended June 30, 1995, on a pro forma basis, the percentage relationship to total net revenues of certain costs, expenses, and income together with the change of such items from period to period on a percentage basis.

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                              ----------------------     1995 -- 1996
                                                                                1996         1995         PERCENTAGE
                                                                               ACTUAL      PRO FORMA        CHANGE
                                                                              ---------  ------------    ------------
Revenues:
  Patient care revenues, net  . . . . . . . . . . . . . . . . . . . . . . . .    92.0%       90.0%           23.6%
  Management services and other . . . . . . . . . . . . . . . . . . . . . . .     2.6         1.6           100.7
  Sales of medical supplies and related services. . . . . . . . . . . . . . .     5.4         8.4           (21.6)
                                                                                -----       -----
    Total net revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .   100.0       100.0            21.0
Operating costs and expenses:
  Cost of revenues:
    Salaries, wages and benefits(1) . . . . . . . . . . . . . . . . . . . . .    56.6        56.8            24.5
    Other operating expenses(1) . . . . . . . . . . . . . . . . . . . . . . .    14.8        16.3            13.3
    Cost of medical supply sales and related services(2)  . . . . . . . . . .    79.8        77.3           (19.0)
  Corporate, general and administrative . . . . . . . . . . . . . . . . . . .    10.3        10.8            16.4
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .     2.8         3.2             5.5
  Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2.5         2.3            33.4
  Merger costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --         0.4          (100.0)
    Total operating costs and expenses  . . . . . . . . . . . . . . . . . . .    87.6        90.2            17.6
Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .    12.4         9.8            52.7
Interest and other expense, net . . . . . . . . . . . . . . . . . . . . . . .     3.0         3.2            14.0
Income before income taxes, minority interests and extraordinary item . . . .     9.4         6.6            71.6
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .     3.5         2.9            44.8
Income before minority interests and extraordinary item . . . . . . . . . . .     5.9         3.7            92.4
Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --         0.1          (184.4)
Income before extraordinary item  . . . . . . . . . . . . . . . . . . . . . .     5.9         3.8            88.8
Extraordinary item, net of income taxes . . . . . . . . . . . . . . . . . . .      --         0.3          (100.0)
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5.9         3.5           103.6
- -------------------------------

(1) Calculated as a percentage of patient care revenues, net and management services and other revenues.

(2) Calculated as a percentage of sales of medical supplies and related services.

SIX MONTHS ENDED JUNE 30, 1996 (ACTUAL) COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995 (PRO FORMA)

    Patient care revenue, net. The increase in patient care revenues, net for the six months ended June 30, 1996 over the corresponding pro forma period in 1995 primarily was attributable to growth in rehabilitation management programs and the acquisition of inpatient skilled nursing facilities. Rehabilitation management programs experienced approximately 29.2% revenue growth from 1995 to 1996. This increase primarily is due to the 21.5% increase in the number of rehabilitation management programs from June 30, 1995 to June 30, 1996. The Company added 86 rehabilitation management programs from July 1, 1995 through June 30, 1996 and terminated 54 programs, ending the period with 181 programs. Patient care revenues during the six months ended June 30, 1996 included revenue from six leased facilities added subsequent to June 30, 1995.

    Management services and other. Management services and other revenues increased during six months ended June 30, 1996 over the same pro forma period of 1995 primarily as a result of the addition of staffing services related to the recruitment and temporary placement of therapists. The remainder of the increase primarily was due to the acquisition of management contracts for four occupational healthcare clinics during the first quarter of 1996.

    Sales of medical supplies and related services. The decrease in sales of medical supplies and related services for the six months ended June 30, 1996 from the pro forma sales of medical supplies and related services for the same period of 1995 primarily was due to the loss of a large customer in the first quarter of 1996.

    Other operating expenses. The majority of the increase in other operating expenses during the six months ended June 30, 1996 over pro forma other operating expenses for the same period of 1995 was due to costs at leased inpatient facilities added subsequent to June 30, 1995. The remainder of the increase for the six months ending June 30, 1996 over the pro forma period of 1995 primarily was attributable to the increase in the number of rehabilitation management programs subsequent to June 30, 1995. The decrease in other operating expenses as a percentage of patient care net revenues during the six months ended June 30, 1996 from the same pro forma period of 1995 resulted from the reduction of ancillary charges for rehabilitation services at owned facilities and the growth in rehabilitation management programs, which typically have lower other operating expenses as a percentage of net revenues than do owned facilities.

    Cost of medical supply sales and related services. The decrease in the cost of medical supply sales and related services during the six months ended June 30, 1996 from the pro forma costs for the same period of 1995 primarily was attributable to the decrease in medical supply sales and related services from period to period.

    Corporate, general and administrative. Corporate, general and administrative expenses increased during the six months ended June 30, 1996 over the same pro forma period of 1995 primarily as a result of higher costs necessary to support the growth in rehabilitation management programs and the addition of inpatient facilities. This increase was partially offset by a decrease in personnel and overhead costs related to the occupational health business. Corporate functions for the occupational health business were relocated to the Company's Atlanta corporate office in early 1996. Corporate, general and administrative expenses decreased as a percentage of revenues during the six months ended June 30, 1996 from the pro forma period ended June 30, 1995, primarily due to the growth in net revenues combined with efficiencies realized from the Company's prior investments in personnel, information systems and administrative support functions.

    Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 1996 did not change significantly from the pro forma period ended June 30, 1995.

    Rent. Rent expense increased during the six months ended June 30, 1996 over the pro forma rent expense for the corresponding period in 1995 primarily due to the addition of six leased inpatient facilities subsequent to June 30, 1995.

    Interest and other expense, net. The increase in interest and other expense, net for the six months ended June 30, 1996 as compared to pro forma interest and other expense, net for the corresponding period in 1995, primarily was related to interest on additional debt drawn under the Company's credit facility to finance acquisitions and working capital requirements. This increase was partially offset by a gain on the sale of a portion of the Company's partnership interest in an ambulatory surgery center.

LIQUIDITY AND CAPITAL RESOURCES

    TheraTx has financed its cash requirements primarily through public and private sales of capital stock, secured and unsecured debt and equipment lease financings. For the six months ended June 30, 1996 and 1995, net cash used in operating activities was $2.5 million and $6.4 million, respectively. Net cash provided by financing activities for the six months ended June 30, 1996 and 1995 was $16.5 million and $100.1 million, respectively. TheraTx's capital requirements have related primarily to acquisitions and increases in accounts receivable.

    On May 8, 1995, TheraTx entered into a $125.0 million Senior Credit Facility ("Senior Credit Facility") with a group of lenders. Borrowings under the Senior Credit Facility bear interest at a maximum rate of LIBOR plus 1.5%, adjusted for certain leverage ratios. The Senior Credit Facility provides for a $5.0 million swing line to accommodate same-day borrowings and a $5.0 million stand-by letter of credit facility. Future borrowings under the Senior Credit Facility will be used to fund working capital requirements, purchases of property and equipment, acquisitions, and general corporate requirements. Borrowings under the Senior Credit Facility are secured by substantially all of the assets of TheraTx and its subsidiaries, including all of the capital stock of each subsidiary. The Senior Credit Facility contains various financial covenants, including, but not limited to, requirements for minimum net worth, maximum funded debt and other financial ratios, and restrictions on payments of dividends, capital expenditures and acquisitions. As of June 30, 1996, TheraTx had $65.0 million outstanding under the Senior Credit Facility.

    Accounts receivable, net of allowances were $92.8 million and $76.8 million at June 30, 1996 and December 31, 1995, respectively. Estimated settlements due from third-party payors aggregated $14.2 million and $7.1 million at June 30, 1996 and December 31, 1995, respectively.

    Effective February 1, 1996, TheraTx acquired all of the outstanding shares of WCMC Management, Inc., which manages four occupational healthcare clinics, for $2.0 million in cash and a short-term promissory note for $1.5 million.

    In April 1996, the Company acquired Professional Rehabilitation Associates, Inc., a staffing services company providing temporary placement of therapists, for $4.1 million in cash and Occupational Health International, P.C., an occupational healthcare clinic, for $2.1 million in cash.

    In June 1996, the Company also acquired an occupational medical clinic in the Raleigh, North Carolina area for $1.5 million in cash.

    On April 25, 1995, the Company entered into a twenty-year operating lease relating to the construction and lease of approximately 107,000 square feet of corporate office space. The lease agreement provides for an annual base lease rate of approximately $1.8 million adjusted annually for inflation. In addition to the base lease rate, the Company will pay certain building operating costs. The lease term began in July 1996 upon completion of the office building. The Company also purchased an adjacent 6.2 acre parcel of land for the development of a 120-bed skilled nursing facility for $1.1 million on July 16, 1996.

    TheraTx currently has no material commitments for capital expenditures, other than as discussed in the preceding paragraphs. TheraTx believes that its future capital requirements will depend upon a number of factors, including the amount of cash generated from operations and the rate at which TheraTx grows through additional sites, expanded services and acquisitions.

    The Company believes that cash from operations and borrowings available under existing credit facilities will be sufficient to meet its cash needs for at least the next twelve months. However, acquisition opportunities or other factors could require the Company to seek additional financing prior to such time. There can be no assurance that additional financing will be available or on terms favorable to the Company and its stockholders.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 15, 1996, the Company filed a lawsuit in the United States District Court, Northern District of Georgia, Atlanta Division, against the sellers of the SMS Business and certain of their affiliates alleging various claims, including misrepresentations in connection with the sale of the SMS Business. The SMS acquisition agreements included an earn-out pursuant to which 888,889 shares of TheraTx stock were issued into escrow and up to an additional $20.0 million in TheraTx stock or cash would be paid to the sellers if certain financial performance objectives were achieved by the SMS Business during the eleven-month period ended February 29, 1996. The Company has concluded that the sellers of the SMS Business are not entitled to the Escrow Shares and are not entitled to any earn-out payment as the financial performance of the SMS Business was, as a whole, significantly below the threshold entitling the sellers to any payment under the earn-out. While the Company believes it has valid claims and that the sellers are not entitled to either the Escrow Shares or any additional consideration, the sellers filed a lawsuit against the Company on April 2, 1996 in the Circuit Court for Duval County, Florida, alleging, among other things, breach of contract and violation of Florida securities laws and claiming unspecified damages. The Company believes that such claims are without merit. In addition to being time-consuming and costly, however, litigation is subject to inherent uncertainty. In the event the SMS Sellers were to ultimately prevail on their claims, it could have a material adverse effect on the Company's financial condition.

ITEM 2.  CHANGES IN SECURITIES -- None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders (the "Meeting") on May 30, 1996. At the Meeting the stockholders were asked to vote and approve the following matters:

             1.  Amendment to the Company's Certificate of Incorporation

                 The Company's stockholders approved the proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, $0.001 par value per share, from 30,000,000 to 50,000,000 shares.

                 Of the total shares present or represented at the Meeting, this proposal received 97.3% approval. A total of 15,476,625 shares were voted in favor, 367,216 shares were voted against, there were 30,000 broker non- votes, and 32,124 shares abstained from voting on this proposal.

             2.  The Company's 1996 Stock Option/Stock Issuance Plan

                 The stockholders approved the Company's 1996 Stock Option/Stock Issuance Plan.

                 Of the total shares present or represented at the Meeting, this proposal received 70.8% approval. A total of 11,254,630 shares were voted in favor, 1,345,116 shares were voted against, there were 3,283,290 broker non-votes, and 22,929 shares abstained from voting on this proposal.

             3.  The Company's Employee Stock Purchase Plan

                 The stockholders approved the Company's Employee Stock Purchase Plan.

                 Of the total shares present or represented at the Meeting, this proposal received 79.2% approval. A total of 12,596,010 shares were voted in favor, 113,650 shares were voted against, there were 3,180,899 broker non-votes, and 15,406 shares abstained from voting on this proposal.

             4.  Election of Directors

                 The stockholders also approved the Company's director nominees, Bret W. Jorgensen, Craig T. Davenport, Robert J. Erra and Patrick T. Hackett, to serve until the 1999 Annual Meeting and until their respective successors have been elected and qualified. There were no other nominations other than those made by the Company.

                 The voting on the nominations was as follows:

                      NOMINEE                      AFFIRMATIVE VOTES              VOTES WITHHELD
                      -------                      -----------------              --------------
                 Bret W. Jorgensen                13,758,617 (86.5%)             2,147,348 (13.5%)

                 Craig T. Davenport               13,758,617 (86.5%)             2,147,348 (13.5%)

                 Robert J. Erra                   13,758,617 (86.5%)             2,147,348 (13.5%)

                 Patrick T. Hackett               13,758,617 (86.5%)             2,147,348 (13.5%)

             5.  Appointment of Independent Auditors

                 The Company's proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal year ending December 31, 1996 was also approved by the stockholders.

                 Of the total shares present or represented at the Meeting, the proposal received 99.9% approval. A total of 15,886,638 shares were voted in favor, 12,462 shares were voted against, there were zero broker non-votes, and 6,865 shares abstained from voting on this proposal.

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

                 The Company also has contracts with private payors to provide certain healthcare services to covered patients in its skilled nursing facilities at a set per diem rate for each patient. The Company anticipates that, due to the influence of managed care, the number of patients served on a per diem, episodic or capitated basis will increase in the future. There can be no assurance that the rates paid to the Company by Medicare, Medicaid or other payors will be adequate to reimburse the Company for the cost of providing services, or that a significant decrease in Medicare or Medicaid reimbursement levels would not have a material adverse effect on the Company's business.

         HEALTH CARE REFORM

                 Political, economic and regulatory influences are resulting in fundamental changes in the healthcare industry in the United States. Congress is currently considering a number of legislative proposals to significantly reduce Medicare and Medicaid spending and to change payment methodologies for various items and services, including those provided by the Company. In addition, some states in which the Company operates are considering or have adopted various healthcare reform proposals, including among other things, demonstration projects to create managed care programs for Medicaid beneficiaries which require waivers to federal Medicaid choice of provider, coverage and payment requirements. Although these demonstration projects do not currently apply to long-term care services, these programs could in the future limit the types of long-term care services or other providers available to Medicaid beneficiaries. The Company anticipates that Congress and state legislatures will continue to review and assess proposals to reduce healthcare spending, alternative healthcare delivery systems and payment methods and that public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of these budget reform initiatives and their enactment and implementation, the Company cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. There can be no assurance that such reforms, if enacted, will not have a material adverse effect on the Company.

         GOVERNMENT REGULATION

                 The federal government, and all states in which the Company operates, regulate various aspects of the Company's business. The development and operation of skilled nursing facilities and surgical centers is subject to federal, state and local licensure and certification laws. Skilled nursing facilities and surgical centers are subject to periodic inspection by governmental and other authorities to assure compliance with the various standards established for continued licensure under state law and certification under the Medicare and Medicaid programs. Many states have adopted certificate of need or similar health planning laws that generally require state agency approval of certain new healthcare services or capital expenditures. The failure to obtain or renew any required regulatory approvals or licenses could materially and adversely affect the Company's ability to offer its services, to receive Medicare and Medicaid payments and to expand its services to new locations, any of which could adversely affect the Company's business. From time to time, the Company has received, and may in the future receive, notices from governmental agencies that a facility or center fails to comply with regulatory requirements. The Company takes what it believes to be appropriate action in each such circumstance, although there can be no assurance that the Company will not be adversely affected due to an alleged failure at a facility or center to comply with regulatory requirements.

                 Effective July 1, 1995, HCFA promulgated a new survey, certification and enforcement rules governing nursing facilities participating in the Medicare and Medicaid programs. Among other things, the new HCFA rules governing survey and certification of long-term care facilities define or redefine a number of terms used in the survey and certification process and grant HCFA and states various remedies to be imposed against facilities found not to be in substantial compliance with program requirements. The regulations subject long- term care facilities to greater scrutiny. While the Company believes its facilities are in substantial compliance with program requirements, the breadth of the new enforcement rules and their relatively recent effective date, along with delays in the implementation of certain aspects of the rules, have created uncertainty over how the rules will be implemented. The Company's facilities could be subject to penalties due to an alleged failure to comply with regulatory requirements.

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

                 Certain states in which the Company conducts its occupational healthcare and surgical center businesses have "corporate practice of medicine" laws which may prohibit the ownership or operation of healthcare facilities by a non-licensed entity or person or any form of relationship which allows a non-licensed entity or person to exercise control over the practice of medicine. The Company believes that each of the healthcare facilities which it owns or operates is in compliance with the above-referenced state laws. However, there can be no assurance that these laws will not change in the future or that governmental authorities will not find that certain actions taken by the Company violate the corporate practice of medicine doctrine, either of which could have a material adverse effect on the Company's business.

         INTEGRATION OF ACQUISITIONS

                 Prior to June 1994, the Company had neither operated skilled nursing facilities nor provided any healthcare services other than rehabilitation therapy services. Since that time, the Company has acquired numerous skilled nursing facilities, a respiratory therapy business, a medical supply business, a Medicare Part B billing and supply service, several occupational health businesses, a surgical center business and a staffing services business. Due in part to differences between the historical core business of the Company and those of the acquired businesses, such acquisitions have placed and may continue to place significant demands on the Company's management and other resources. There can be no assurance that these businesses can be integrated successfully, that there will be any operating efficiencies between the businesses or that the combined businesses can be operated profitably. The Company may acquire other businesses in the future. The failure to integrate and operate these or other acquired companies successfully could have a material adverse effect on the Company's business and future prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                 Because skilled nursing facility services are similar to those provided by existing and potential customers of the Company's rehabilitation management programs, there can be no assurance that acquisitions of skilled nursing facilities will not adversely affect the Company's relationships with rehabilitation management program customers or the Company's ability to market its rehabilitation management programs. Also, certain services of the Company compete with some of the customers of the medical supply distribution business and the Medicare Part B billing and supply service acquired by the Company. The Company has had rehabilitation management program and medical supply contracts canceled due, in part, to the Company being perceived as a competitor of such customer. There can be no assurance that the acquisition of certain businesses by the Company, or the provision of existing or additional services by the Company, including those arising from the acquisition of complementary businesses, will not in the future adversely affect the relationships with the Company's customers or adversely affect the operations, revenue or prospects of the Company.

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

                 As of April 1995, the Company managed rehabilitation programs in twenty facilities owned by Convalescent Services, Inc. ("CSI").
         The Company and CSI entered into an agreement pursuant to which the Company terminated its programs in all of such facilities between April and December 1995. In addition, the Company's contracts with facilities owned by Life Care Centers of America, Inc. ("Life Care") accounted for an aggregate of 7.0% and 1.7% of the Company's net revenues for the quarters ended June 30, 1995 and 1996, respectively. During August 1995, Life Care informed the Company that it intended to offer its own rehabilitation programs within its facilities and would not be renewing its existing contracts with the Company. During the first six months of 1996, contracts in 21 Life Care facilities were terminated and contracts in an additional seven Life Care facilities will be terminated prior to the end of 1996.

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

         SUBORDINATION OF NOTES

                 The indebtedness evidenced by the Notes is subordinate to the prior payment in full of all Senior Indebtedness (as such term is defined in an indenture dated as of February 15, 1995 (the "Indenture"), between the Company and State Street Bank and Trust Company, as trustee). As of December 31, 1995, the Company had approximately $52.4 million of indebtedness outstanding (excluding accrued interest) which constituted Senior Indebtedness. As of December 31, 1995, there was also outstanding approximately $37.5 million of indebtedness and other obligations of subsidiaries of the Company (excluding intercompany liabilities and liabilities of a type not required to be reflected as a liability on the balance sheet of such subsidiaries in accordance with generally accepted accounting practices) as to which the Notes would have been effectively structurally subordinated. The Indenture does not limit the amount of future indebtedness, including Senior Indebtedness, which the Company or any of its subsidiaries can create, incur, assume or guarantee. During the continuance beyond any applicable grace period, if any, of any default of the payment of principal, premium, interest or any other payment due on any Senior Indebtedness, no payment of principal or interest on the Notes may be made by the Company. In addition, upon any distribution of assets of the Company upon any dissolution, winding up, liquidation or reorganization, the payment of the principal and interest on the Notes is subordinated to the extent provided in the Indenture to the prior payment in full of all Senior Indebtedness. By reason of the subordination, in the event of the Company's liquidation or dissolution, holders of Senior Indebtedness may receive more, ratably, and holders of the Notes may receive less, ratably, than the other creditors of the Company. In addition, the Notes are obligations exclusively of the Company and not of any of its subsidiaries. The Company's cash flow and ability to service debt, including the Notes, may be dependent upon the earnings of its subsidiaries and the distribution of those earnings to, or upon royalties, license fees, loans or other payments of funds by those subsidiaries to the Company. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Notes or to make any funds available therefor, whether by dividends, loans or other payments. In addition, the payment of dividends and the making of loans and advances to the Company by its subsidiaries may be subject to statutory, contractual or other restrictions, are dependent upon the earnings of those subsidiaries and are subject to various business considerations.

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

                 The Company's inpatient facilities compete with general acute care hospitals, skilled nursing facilities, rehabilitation hospitals, long-term care hospitals and other subacute and specialty care providers. Cost containment efforts, which encourage more efficient utilization of acute care hospital services, have resulted in decreased hospital occupancy in recent years. As a result, a significant number of general acute care hospitals have converted portions of their facilities to other purposes, including subacute care.

                 The Company believes that the primary factors in competing for subacute patients and programs are the scope and quality of services offered, the price of such services and the ability to demonstrate cost- effective, enhanced and predictable clinical outcomes. The Company believes it competes favorably with respect to each of these factors.

                 TheraTx's medical supply distribution business competes with national and regional product supply companies. TheraTx believes that the primary factors in competing for product supply business are the price and quality of the products offered and service. TheraTx believes that it competes favorably with respect to these factors.

                 The Company's occupational medicine facilities compete with other healthcare providers in their respective geographic regions. Group health and workers' compensation insurers, HMOs and hospitals all compete in the occupational health business. TheraTx believes that the primary factors in competing for occupational medicine business are the scope and quality of services offered, expertise in occupational medicine and the price of services.

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

         RISKS ASSOCIATED WITH INTANGIBLE ASSETS

                 As of June 30, 1996, approximately $105.3 million, or 29.1% of the Company's total assets were intangible assets. Such intangible assets consist primarily of goodwill resulting from acquisitions. There can be no assurance that the value of such intangible assets will ever be realized by the Company, particularly in any sale or liquidation of the Company. Any significant decrease in the value of such intangible assets or increase in the rate of amortization thereof would adversely affect the Company's financial position and results of operations.

         POSSIBLE VOLATILITY OF PRICE OF STOCK AND NOTES

                 The stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many healthcare companies and which have often been unrelated to the operating performance of these companies. The trading price of TheraTx Common Stock and the Notes could also be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, future announcements concerning the Company, legislative or regulatory changes, general trends in the industry and other events or factors.

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

         COLLECTABILITY OF RECEIVABLES

                 It often takes the Company in excess of 100 days to collect accounts receivable from third-party payors and customers. While the Company believes it maintains adequate reserves, third-party payors and customers in the healthcare industry from time to time contest or delay payment for services provided. The inability of the Company to collect a significant portion of its receivables in a timely manner could adversely affect the Company's results of operations. In addition, certain of the Company's skilled nursing facilities are subject to limits on reimbursement for routine costs. The Company's failure to recover excess costs or to obtain exceptions to these reimbursement limits could adversely affect the Company's results of operations strategy.

         DEPENDENCE ON KEY PERSONNEL

                 The Company's success depends upon its executive officers and members of its management team, the loss of one or more of whom could adversely affect the Company's business. The Company's success also depends on its ability to attract and retain qualified clinical management, marketing and other personnel. The Company competes with general acute care hospitals, rehabilitation facilities, nursing homes, ambulatory care facilities and other healthcare providers for the services of physicians, registered nurses, therapists and other clinical personnel. Such clinical personnel are in high demand and are often subject to competing offers. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for its business.

         LIABILITY CLAIMS

                 The Company's services subject it to an inherent risk of liability. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or have other adverse effects. The Company maintains professional malpractice insurance and other insurance coverage which it believes to be adequate.

                 The Company's insurance policies generally must be renewed on an annual basis. Although the Company has not experienced difficulty in obtaining insurance coverage at acceptable rates, there can be no assurance that the Company will be able to obtain such insurance on commercially reasonable terms in the future, if at all, or that any such insurance will be adequate. In addition, the Company is from time to time subject to litigation that is not covered by insurance and several of such claims are pending against the Company, including claims asserted by the sellers of the SMS Business. See Item 1, Legal Proceedings. There can be no assurance that either current or future uninsured claims would not have a material adverse effect on the Company's business, financial position, results of operations or liquidity. The Company's medical supply distribution business also subjects the Company to an inherent risk of product liability claims.

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

         LIMITED OPERATING HISTORY; PROFITABILITY

                 The Company, and certain significant businesses which it has acquired, have each experienced significant losses and have limited histories of profitability. There can be no assurance that the Company will be profitable in the future. The future operating results of the Company will depend on many factors, including general economic conditions, the level of competition, the ability to attract and retain qualified personnel at competitive rates, government regulation and reimbursement policies, and the ability to integrate other complementary businesses into its current organization.

         IMPACT OF PHYSICIAN SELF-REFERRAL AND ANTI-REMUNERATION LAWS

                 The Company is also subject to federal and state laws that prohibit certain direct and indirect payments between healthcare providers that are intended, among other things, to induce or encourage the referral of patients to, or the recommendation of, a particular provider of items or services. In addition, certain federal and state laws have recently been enacted to prohibit physician self-referrals for certain "designated health services" rendered to patients by a physician who has an ownership interest or other financial relationship with the provider. Although physicians with whom the Company contracts for medical director services are not typically referring physicians, these prohibitions could, among other things, require the Company to modify its contractual arrangements with its medical directors or prohibit such physicians from referring patients to the Company. Further, certain of the surgical centers operated by the Company are limited partnerships in which certain referring physicians or physician groups have an ownership interest. Although the Company believes that it falls within an exemption permitting the referring physicians to have an ownership interest in certain of its centers, there are no available regulations which interpret the scope of the exemption relied upon by the Company and there is no assurance that the Company and its physician partners would fall within the requirements of such exemption. If the laws are subsequently interpreted to prohibit physician ownership in certain of the Company's centers, the Company may be required to unwind, sell or buy the existing physician limited partner interests, and the Company would be unable to use the physician limited partnership structure in a future ambulatory surgery center or similar developments.

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
         ----------
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

               3.3 Certificate of Amendment of Certificate of Incorporation of Registrant, a Delaware Corporation.

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
                    dated as of March 3, 1994, as amended, among the Registrant and the investors identified therein, including the Form of Promissory Note and Form of Common Stock Purchase Warrant. Incorporated by reference to exhibit 4.6 to the Registration Statement on Form S-1, Registration No. 33-78786.

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
                    Participating Preferred Stock of the Registrant. Incorporated by reference as exhibit 2.1 to the Registration Statement on Form S-4, File No. 33-99476.

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

         *  10.1.1  Termination Agreement dated April 3, 1995 between
                    Registrant, CSI and Mariner Health Group, Inc. Incorporated by reference as exhibit 10.1.1 to the Registration Statement on Form S-1, Registration No. 33-92402.

         *    10.2  Master Lease Agreement dated May 9, 1993 between Registrant and LINC. Incorporated by reference to exhibit 10.5 to the Registration Statement on Form S-1, Registration No. 33-78786.

         *    10.3  Sublease dated March 30, 1993 between National Computer
                    Systems, Inc. and Registrant, as amended. Incorporated by reference to exhibit 10.6 to the Registration Statement on Form S-1, Registration No. 33-78786.

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
                    PersonaCare Plan.  Incorporated by reference to exhibit
                    10.9 to the Registration Statement on Form
                    S-1, Registration No. 33- 78786.

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
                    Agreement (the "401(k) Plan"). Incorporated by reference to exhibit 10.12 to the Registration Statement on Form S-1, Registration No. 33-78786.

         *  10.9.1  Model Amendments to Registrant's 401(k) Plan.  Incorporated
                    by reference to exhibit 10.9.1 to the Registration Statement on Form S-1, Registration No. 33-86604.

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
                    Park West Associates, L.P. and Registrant. Incorporated by reference to exhibit 10.25 to the Registration Statement on Form S-1, Registration No. 33-92402.

         *   10.26  Purchase and Sale Agreement dated April 25, 1995 between
                    Registrant and Regency Park West Associates, L.P. Incorporated by reference to exhibit 10.26 to the Registration Statement on Form S-1, Registration No. 33-92402.

         *   10.27+ 1989 Amended and Restated Stock Option Plan of Helian Health
                    Group, Inc.

         *   10.28+ Asset Purchase Agreement between Palo Alto Surgecenter
                    Corporation and Palo Alto Medical Foundation for Health Care, Research and Education dated September 22, 1988.

         *   10.29+ Management Agreement between Palo Alto Surgecenter
                    Corporation and Palo Alto Medical Foundation for Health Care, Research and Education dated September 22, 1988.

         *   10.30+ Equipment Lease between Palo Alto Surgecenter Corporation and Palo Alto Medical Foundation for Health Care, Research and Education dated September 22, 1988.

         *   10.31+ Sublease dated September 22, 1988, between Palo Alto
                    Surgecenter Corporation, as sublessor, and Palo Alto Medical Foundation for Health Care, Research and Education, as sublessor, including Consent to Sublease, covering premises at 400 Forest Avenue, Palo Alto, California.

         *   10.32+ Repurchase Agreement between Palo Alto Surgecenter
                    Corporation and Palo Alto Medical Foundation for Health Care, Research and Education dated September 22, 1988.

         *   10.33  Amended and Restated 1989 Stock Option Plan of the
                    Registrant. Incorporated by reference to the Registration Statement on Form S-8, Registration No. 333-1608

         *   10.34  The Registrant's 1996 Stock Option/Stock Issuance Plan.
                    Incorporated by reference to the Registrant's Preliminary Proxy filed with the Commission on May 3, 1996.

         *   10.35  The Registrant's Employee Stock Purchase Plan. Incorporated
                    by reference to the Registrant's Preliminary Proxy filed with the Commission on May 3, 1996.

             10.36 The Registrant's Executive Officer Severance Policy dated April 25, 1996.

              11.1 Computation of Historical Earnings Per Share, Three Months ended June 30, 1996 and 1995.

              11.2 Computation of Historical Earnings Per Share, Six Months ended June 30, 1996 and 1995.

              11.3 Computation of Pro Forma Earnings Per Share, Six Months Ended June 30, 1995

              27    Financial Data Schedule (for SEC use only)

- -------------------------------
         *   Previously filed and/or incorporated by reference.

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

         (b) REPORTS ON FORM 8-K
             No reports on Form 8-K were filed during the quarter ended June 30, 1996.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          TheraTx, Incorporated




                          By: /s/ Donald R. Myll
                              -------------------------------------------------
                              Donald R. Myll, Senior Vice President and Chief
                                 Financial Officer
                              (Principal Accounting and Financial Officer)


Date:    August 12, 1996