Form 10-Q
period 1996-09-30
THERATX INC /DE/
filed 1996-11-13
CIK 922980

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

                                       or

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                       Commission File number       0-24292
                                                ---------------

                              THERATX, INCORPORATED
          --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   33-0359338
--------------------------------------    -------------------------------------
State of Jurisdiction of Incorporation    I.R.S. Employer Identification Number
or Organization

                        1105 Sanctuary Parkway, Suite 100
                              Alpharetta, GA 30201
       ------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (770) 569-1840
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ X ] NO [  ]

The number of shares outstanding of the registrant's Common Stock, $0.001 Par Value, as of November 4, 1996, was 20,729,566 shares.

                                     INDEX

                             THERATX, INCORPORATED

PART I -- FINANCIAL INFORMATION                                                                                      PAGE
Item 1.           Financial Statements..........................................................................        3

                  Condensed Consolidated Balance Sheets -- September 30, 1996 (Unaudited) and
                    December 31, 1995...........................................................................        3

                  Condensed Consolidated Statements of Income (Unaudited) -- Three months ended September 30,
                    1996 and 1995...............................................................................        4

                  Condensed Consolidated Statements of Income (Unaudited) -- Nine months ended September 30,
                    1996 and 1995...............................................................................        5

                  Condensed Consolidated Statements of Cash Flows (Unaudited) -- Nine months ended
                    September 30, 1996 and 1995.................................................................        6

                  Notes to Condensed Consolidated Financial Statements (Unaudited) -- September 30, 1996........        7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations.........        9


PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings.............................................................................       17

Item 2.           Changes in Securities.........................................................................       17

Item 3.           Defaults Upon Senior Securities...............................................................       17

Item 4.           Submission of Matters to a Vote of Security Holders...........................................       17

Item 5.           Other Information.............................................................................       17

Item 6.           Exhibits and Reports on Form 8-K..............................................................       26

PART I --  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                     THERATX, INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                         1996                 1995
                                                                                     -------------        ------------
                                    ASSETS                                            (Unaudited)
Current assets:
 Cash and cash equivalents.................................................        $  9,943                 $ 10,530
 Short-term investments....................................................              --                    1,023
 Accounts receivable, net of allowances for doubtful accounts and denials..          94,964                   76,766
 Third-party settlements, net..............................................           9,261                    7,084
 Inventory.................................................................           6,051                    5,415
 Prepaid expenses and other current assets.................................           9,277                    3,942
 Receivable from stockholder...............................................              --                      379
 Income taxes receivable...................................................           1,469                    2,010
 Deferred income taxes.....................................................           1,737                    1,737
                                                                                   --------                 --------
  Total current assets.....................................................         132,702                  108,886

Property and equipment.....................................................         141,657                  125,915
Accumulated depreciation...................................................         (19,560)                 (14,238)
                                                                                   --------                 --------
                                                                                    122,097                  111,677
Intangible assets, net.....................................................         104,584                   97,844
Long-term notes receivable.................................................           4,546                    8,404
Other assets...............................................................           3,106                    2,987
                                                                                   --------                 --------
  Total assets.............................................................        $367,035                 $329,798
                                                                                   ========                 ========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and other accrued expenses...............................        $ 15,475                 $ 16,462
 Accrued payroll and related expenses......................................          20,133                   16,819
 Accrued interest payable..................................................           1,952                    3,679
 Long-term debt, current portion...........................................             629                      656
                                                                                   --------                 --------
  Total current liabilities................................................          38,189                   37,616

Long-term debt, net of current portion.....................................          70,726                   51,741
Subordinated debt..........................................................         100,000                  100,000
Other liabilities..........................................................              60                      327
Deferred income taxes......................................................             213                      213
Minority interests.........................................................              36                        2
Commitments and contingencies
Stockholders' equity:
 Common stock..............................................................              20                       20
 Additional paid-in capital................................................         122,514                  121,403
 Note receivable from stockholder........................................              (100)                    (100)
 Retained earnings.........................................................          35,377                   18,576
                                                                                   --------                 --------
  Total stockholders' equity...............................................         157,811                  139,899
                                                                                   --------                 --------
  Total liabilities and stockholders' equity...............................        $367,035                 $329,798
                                                                                   ========                 ========

           See notes to condensed consolidated financial statements.

                     THERATX, INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     (In thousands, except per share data)

                                                                                    THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 ---------------------
                                                                                   1996         1995
                                                                                 --------     --------
Revenues:
 Patient care revenues, net..................................................    $91,594      $76,385
 Management services and other...............................................      2,704        1,944
 Sales of medical supplies and related services..............................      5,119        6,280
                                                                                 -------      -------
  Total net revenues.........................................................     99,417       84,609
Operating costs and expenses:
 Cost of revenues:
  Salaries, wages and benefits...............................................     53,118       43,724
  Other operating expenses...................................................     13,762       12,023
  Cost of medical supply sales and related services                                4,183        5,134
 Corporate, general and administrative.......................................      9,569        8,244
 Depreciation and amortization...............................................      2,774        2,428
 Rent........................................................................      3,189        2,055
                                                                                 -------      -------
  Total operating costs and expenses.........................................     86,595       73,608
                                                                                 -------      -------
Income from operations.......................................................     12,822       11,001
Interest and other expense, net..............................................      3,262        2,713
                                                                                 -------      -------
Income before income taxes and minority interests............................      9,560        8,288
Provision for income taxes...................................................      3,537        3,165
                                                                                 -------      -------
Income before minority interests.............................................      6,023        5,123
Minority interests...........................................................         43          (15)
                                                                                 -------      -------
Net income...................................................................    $ 6,066      $ 5,108
                                                                                 =======      =======
Net income per common share..................................................    $  0.29      $  0.25
                                                                                 =======      =======
Weighted average number of shares outstanding................................     21,122       20,651
                                                                                 =======      =======

           See notes to condensed consolidated financial statements.

                     THERATX, INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     (In thousands, except per share data)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ----------------------------------------------------
                                                                             1996                       1995
                                                                                         ----------------------------------
                                                                            ACTUAL            ACTUAL          PRO FORMA
                                                                       ----------------  ----------------  ----------------
Revenues:
 Patient care revenues, net..........................................     $265,547             $207,042          $217,136
 Management services and other.......................................        7,672                4,419             4,419
 Sales of medical supplies and related services......................       15,381               14,114            19,365
                                                                          --------             --------          --------
  Total net revenues.................................................      288,600              225,575           240,920
Operating costs and expenses:
 Cost of revenues:
  Salaries, wages and benefits.......................................      154,451              120,549           125,127
  Other operating expenses...........................................       40,241               31,841            35,396
  Cost of medical supply sales and related services..................       12,375               10,751            15,243
 Corporate, general and administrative...............................       29,133               24,458            25,049
 Depreciation and amortization.......................................        8,085                6,739             7,463
 Rent................................................................        7,986                5,576             5,650
 Merger costs........................................................           --                  600               600
                                                                          --------             --------          --------
  Total operating costs and expenses.................................      252,271              200,514           214,528
                                                                          --------             --------          --------
Income from operations...............................................       36,329               25,061            26,392
Interest and other expense, net......................................        8,998                6,518             7,745
                                                                          --------             --------          --------
Income before income taxes, minority interests and
 extraordinary item..................................................       27,331               18,543            18,647
Provision for income taxes...........................................       10,112                7,663             7,705
                                                                          --------             --------          --------
Income before minority interests and extraordinary item..............       17,219               10,880            10,942
Minority interests...................................................          (22)                  62                62
                                                                          --------             --------          --------
Income before extraordinary item.....................................       17,197               10,942            11,004
Extraordinary item, net of income taxes..............................           --                 (428)             (428)
                                                                          --------             --------          --------
Net income...........................................................     $ 17,197             $ 10,514          $ 10,576
                                                                          ========             ========          ========
Earnings per share:
 Income before extraordinary item....................................     $   0.82             $   0.54          $   0.53
 Extraordinary item..................................................           --                (0.02)            (0.02)
                                                                          --------             --------          --------
  Net income.........................................................     $   0.82             $   0.52          $   0.51
                                                                          ========             ========          ========

Weighted average number of shares outstanding........................       20,871               20,292            20,658
                                                                          ========             ========          ========

           See notes to condensed consolidated financial statements.

                     THERATX, INCORPORATED AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                    -----------------------------------------
                                                                                          1996                    1995
                                                                                    -----------------       -----------------
OPERATING ACTIVITIES:
Net income...................................................................         $   17,197              $   10,514
Net loss for Helian Health Group, Inc. for the month ended December 31, 1995.               (378)                     --
Adjustments to reconcile net income to net cash used in operating activities:
 Depreciation and amortization...............................................              8,085                   6,739
 Provision for bad debts and denials.........................................              3,624                   3,563
 Net (gain) loss on sale of assets...........................................               (303)                    137
 Equity in net loss of affiliate.............................................                109                       6
 Write-off of deferred financing costs.......................................                 --                     612
 Amortization of deferred financing costs....................................                482                     461
 Deferred income taxes.......................................................                 --                    (703)
 Other, net..................................................................                181                     (82)
 Changes in operating assets and liabilities:
  Accounts receivable and third party settlements............................            (21,052)                (28,655)
  Prepaid expenses and other current assets..................................             (5,272)                 (2,700)
  Inventory..................................................................               (622)                 (1,764)
  Income taxes receivable or payable.........................................                541                     800
  Accounts payable and accrued liabilities...................................             (2,644)                  2,702
                                                                                      ----------              ----------
Net cash used in operating activities........................................                (52)                 (8,370)
                                                                                      ----------              ----------
INVESTING ACTIVITIES:
Purchases of property and equipment..........................................            (11,462)                 (5,928)
Proceeds from sales of assets................................................                645                      83
Purchases of short-term investments..........................................                 --                  (1,041)
Sales of short-term investments..............................................              1,023                      27
Acquisition of companies and payments related to acquisitions................             (9,903)                (87,073)
Cash acquired in acquisitions................................................                470                      74
Other assets.................................................................               (616)                 (1,335)
                                                                                      ----------              ----------
Net cash used in investing activities........................................            (19,843)                (95,193)
                                                                                      ----------              ----------
FINANCING ACTIVITIES:
Proceeds from convertible debt...............................................                 --                 100,000
Proceeds from long-term debt.................................................             19,000                  11,499
Payments on long-term debt...................................................             (1,142)                 (4,953)
Capitalized financing costs..................................................                 --                  (5,000)
Payments on notes receivable from stockholders...............................                379                     182
Payments on capital lease obligations........................................                (22)                   (980)
Proceeds from issuance of common stock.......................................              1,111                     625
Other........................................................................                (18)                     --
                                                                                      ----------              ----------
Net cash provided by financing activities....................................             19,308                 101,373
                                                                                      ----------              ----------
Decrease in cash and cash equivalents........................................               (587)                 (2,190)
Cash and cash equivalents, beginning of period...............................             10,530                  11,560
                                                                                      ----------              ----------
Cash and cash equivalents, end of period.....................................         $    9,943              $    9,370
                                                                                      ==========              ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest.......................................................         $   11,251              $    6,342
                                                                                      ==========              ==========
Cash paid for income taxes...................................................         $    9,691              $   11,126
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

     The accompanying condensed consolidated balance sheet at September 30, 1996, the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 included in the Annual Report on Form 10-K. In the opinion of Company management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of September 30, 1996, and the results of operations for the three months and nine months ended September 30, 1996 and 1995.

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

     Operating results for the three-month and nine-month periods are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

PROVISION FOR INCOME TAXES

     Taxes have been provided for the three months and the nine months ended September 30, 1996, at an effective rate of 37%.

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

The Pro Forma Condensed Consolidated Statement of Income for the nine months ended September 30, 1995 gives effect to the acquisition of the SMS Business as if such acquisition had occurred on January 1, 1995.

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

                                                      SEPTEMBER 30, (1)
                                                  --------------------------
                                                      1996          1995
                                                  ------------  ------------
 Number of Rehabilitation Management  Programs....     209           169
 Inpatient Facilities:
  Number of owned, leased and managed facilities..      29            21
  Licensed beds...................................   3,941         2,866
 Number of Occupational Healthcare Clinics........      16            11

--------------------------
(1)  Numbers expressed are at end of period.

     The following table provides certain information related to the Company's patient care operations:

                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                       SEPTEMBER 30,                           SEPTEMBER 30,
                                               ------------------------------  ----------------------------------------------
                                                    1996            1995            1996                    1995
                                                                                               ------------------------------
SELECTED STATISTICAL DATA(1):                      ACTUAL          ACTUAL          ACTUAL          ACTUAL        PRO FORMA
                                               --------------  --------------  --------------  --------------  --------------
 Payor Mix:
  Medicare....................................      54.1%           51.7%           53.9%           53.2%           52.1%
  Private, managed care and other.............      31.2            37.7            32.2            37.4            37.3
  Medicaid....................................      14.7            10.6            13.9             9.4            10.6
 Revenue mix:
  Rehabilitation subacute.....................      56.8%           57.6%           57.0%           59.0%           58.2%
  Medical subacute............................       4.8             4.4             5.0             5.0             4.8
  Occupational medicine and services..........       6.9             9.3             7.1             9.2             8.8
  Basic healthcare............................      30.2            24.8            29.5            23.5            24.7
  Other specialty.............................       1.3             3.9             1.4             3.3             3.5

(1) Excludes revenues from management services and other and medical supplies and related services.

RESULTS OF OPERATIONS -- HISTORICAL

     The following table sets forth for the three-month and nine-month periods ended September 30, 1996 and 1995, the percentage relationship to total net revenues of certain costs, expenses and income together with the change of such items from period to period on a percentage basis.



                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                    -------------------------------  -------------------------------
                                                         1996             1995            1996             1995
                                                    ---------------  --------------  ---------------  --------------
Revenues:
 Patient care revenues, net...................          92.1%              90.3%            92.0%           91.8%
 Management services and other................           2.7                2.3              2.7             2.0
 Sales of medical supplies and related
  services....................................           5.2                7.4              5.3             6.2
                                                       -----              -----            -----           -----
  Total net revenues..........................         100.0              100.0            100.0           100.0
Operating costs and expenses:
 Cost of revenues:
  Salaries, wages and benefits(1).............          56.3               55.8             56.5            57.0
  Other operating expenses(1).................          14.6               15.3             14.7            15.1
  Cost of medical supply sales and
    related services(2).......................          81.7               81.8             80.5            76.2
 Corporate, general and
  administrative..............................           9.6                9.7             10.1            10.8
 Depreciation and amortization................           2.8                2.9              2.8             3.0
 Rent.........................................           3.2                2.4              2.8             2.5
 Merger costs.................................            --                 --               --             0.3
  Total operating costs and
      expenses................................          87.1               87.0             87.4            88.9
Income from operations........................          12.9               13.0             12.6            11.1
Interest and other expense, net...............          (3.3)              (3.2)            (3.1)           (2.9)
Income before income taxes, minority
   interests, and extraordinary item..........           9.6                9.8              9.5             8.2
Provision for income taxes....................           3.5                3.8              3.5             3.4
Income before minority interests and
   extraordinary item.........................           6.1                6.0              6.0             4.8
Minority interests............................            --                 --               --              --
Income before extraordinary item..............           6.1                6.0              6.0             4.8
Extraordinary item, net of income
   taxes......................................            --                 --               --             0.2
Net income....................................           6.1                6.0              6.0             4.6


                                                                                1995 -- 1996
                                                                             PERCENTAGE CHANGE
                                                                   --------------------------------------
                                                                         THREE                NINE
                                                                         MONTHS              MONTHS
                                                                         ENDED               ENDED
                                                                      SEPTEMBER 30        SEPTEMBER 30
                                                                   ------------------  ------------------
Revenues:
 Patient care revenues, net..................................            19.9%               28.3%
 Management services and other...............................            39.1                73.6
 Sales of medical supplies and related services..............           (18.5)                9.0
  Total net revenues.........................................            17.5                27.9
Operating costs and expenses:
 Cost of revenues:
  Salaries, wages and benefits(1)............................            21.5                28.1
  Other operating expenses(1)................................            14.5                26.4
  Cost of medical supply sales and
    related services(2)......................................           (18.5)               15.1
 Corporate, general and
    administrative...........................................            16.1                19.1
 Depreciation and amortization...............................            14.3                20.0
 Rent........................................................            55.2                43.2
 Merger costs................................................              --              (100.0)
  Total operating costs and expenses.........................            17.6                25.8
Income from operations.......................................            16.6                45.0
Interest and other expense, net..............................            20.2                38.0
Income before income taxes, minority
  interests, and extraordinary item..........................            15.3                47.4
Provision for income taxes...................................            11.8                32.0
Income before minority interests and
   extraordinary item........................................            17.6                58.3
Minority interests...........................................          (386.7)             (135.5)
Income before extraordinary item.............................            18.8                57.2
Extraordinary item, net of income
  taxes......................................................              --              (100.0)
Net income...................................................            18.8                63.6

----------------------------

(1) Calculated as a percentage of patient care revenues, net and management services and other revenues.

(2) Calculated as a percentage of sales of medical supplies and related services.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     Patient care revenues, net. The increase in patient care revenues, net for the quarter ended September 30, 1996 over the corresponding period in 1995 primarily was attributable to growth in rehabilitation management programs and, to a lesser extent, the acquisition of inpatient skilled nursing facilities. Rehabilitation management programs experienced approximately 26.2% revenue growth from 1995 to 1996. This increase primarily is due to the 23.7% increase in the number of rehabilitation management programs from September 30, 1995 to September 30, 1996. The Company added 90 rehabilitation management programs from October 1, 1995 through September 30, 1996 and terminated 50 programs, ending the quarter with 209 programs. Also, patient care revenues during the third quarter of 1996 included revenue from six leased facilities added subsequent to September 30, 1995.

     Management services and other. Management services and other revenues increased during the third quarter of 1996 over the third quarter of 1995 primarily as a result of the addition of staffing services related to the recruitment and temporary placement of therapists. The remainder of the increase primarily was due to the acquisition of management contracts for four occupational healthcare clinics during the first quarter of 1996 and the addition of two inpatient facilities operated under management agreements subsequent to September 30, 1995.

     Sales of medical supplies and related services. The decrease in sales of medical supplies and related services for the third quarter of 1996 from the sales of medical supplies and related services for the same period of 1995 primarily was due to the loss of a large customer in the first quarter of 1996.

     Salaries, wages and benefits. The majority of the increase in salaries, wages and benefits during the three months ended September 30, 1996 over the same period of 1995 was attributable to personnel costs resulting from the addition of clinicians required to staff new rehabilitation management programs. The remainder of the increase in salaries, wages and benefits during the three months ended September 30, 1996 over the three months ended September 30, 1995, primarily was attributable to increased personnel costs at leased inpatient facilities added subsequent to September 30, 1995. Personnel costs as a percentage of patient care net revenues during the three months ended September 30, 1996, increased slightly as compared to the corresponding 1995 period primarily as a result of the growth in rehabilitation management programs, which typically have higher personnel costs as a percentage of patient care net revenues than do inpatient skilled nursing facilities.

     Other operating expenses. The increase in other operating expenses during the three months ended September 30, 1996 over the same period of 1995, primarily was due to costs at leased inpatient facilities added subsequent to September 30, 1995. The decrease in other operating expenses as a percentage of patient care net revenues during the three months ended September 30, 1996, as compared to the corresponding 1995 period, was primarily due to the addition of rehabilitation management programs, which typically have lower other operating costs as a percentage of patient care net revenues than do inpatient skilled nursing facilities.

     Cost of medical supply sales and related service. The decrease in the cost of medical supply sales and related services during the third quarter of 1996 over the third quarter of 1995 primarily was attributable to the decrease in medical supply sales and related services from period to period.

     Corporate, general and administrative. Corporate, general and administrative expenses increased during the three months ended September 30, 1996 over the same period of 1995, primarily as a result of higher costs necessary to support the growth in rehabilitation management programs and the addition of inpatient facilities.

     Depreciation and amortization. The increase in depreciation and amortization expense for the three months ended September 30, 1996 over the three months ended September 30, 1995 primarily was related to office and leasehold improvements and equipment in inpatient skilled nursing facilities added subsequent to September 30, 1995.

     Rent. Rent expense increased during the quarter ended September 30, 1996 over rent expense for the corresponding period in 1995 primarily due to the addition of six leased inpatient facilities subsequent to September 30, 1995. The remainder of the increase primarily relates to additional corporate office space.

     Interest and other expense, net. Interest expense, net for the three months ended September 30, 1996 as compared to the corresponding period in 1995 reflected increased interest expense resulting from additional debt outstanding under the Company's Senior Credit Facility.

     Provision for income taxes. The Company's effective tax rate for the third quarter of 1996 was 37% as compared to 38% for the third quarter of 1995.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

     Patient care revenues, net. The increase in patient care revenues, net for the nine months ended September 30, 1996 over the corresponding period in 1995 primarily was attributable to the acquisition of inpatient skilled nursing facilities and growth in rehabilitation management programs. Patient care revenues during the nine months ended September 30, 1996 included revenue from six owned facilities added subsequent to March 31, 1995, and revenue from six leased facilities added subsequent to September 30, 1995. Rehabilitation management programs experienced approximately 29.3% revenue growth from 1995 to 1996. This increase primarily is due to the increase in the number of rehabilitation management programs from September 30, 1995 to September 30, 1996.

     Management services and other. Management services and other revenues increased during the nine months ended September 30, 1996 over the same period of 1995 primarily as a result of the addition of staffing services related to the recruitment and temporary placement of therapists. The remainder of the increase primarily was due to the acquisition of management contracts for four occupational healthcare clinics during the first quarter of 1996 and the addition of two inpatient facilities operated under management agreements subsequent to September 30, 1995.

     Sales of medical supplies and related services. The increase in sales of medical supplies and related services for the nine months ended September 30, 1996 over the same period of 1995 primarily relates to the inclusion of revenues for the entire nine-month period of 1996 from the medical products distribution company and the Part B billing and supply service company acquired April 1, 1995 in the acquisition of the SMS business. The increase in sales resulting from the inclusion of these revenues for the entire 1996 period is partially offset by the loss of a large customer in the first quarter of 1996.

     Salaries, wages and benefits. A significant portion of the increase in salaries, wages and benefits during the nine months ended September 30, 1996 over the same period of 1995 was attributable to personnel costs resulting from the addition of clinicians required to staff new rehabilitation management programs. The remainder of the increase in salaries, wages and benefits during the nine months ended September 30, 1996, primarily was attributable to increased personnel costs at leased inpatient facilities added subsequent to September 30, 1995. Personnel costs as a percentage of patient care net revenues during the nine months ended September 30, 1996, decreased slightly as compared to the corresponding 1995 period primarily as a result of the acquisition of inpatient skilled nursing facilities subsequent to March 31, 1995, and leased facilities added subsequent to September 30, 1995, which typically have lower personnel costs as a percentage of patient care net revenues than do rehabilitation management programs.

     Other operating expenses. The increase in other operating expenses during the nine months ended September 30, 1996 over the same period of 1995, primarily was due to costs at owned and leased inpatient facilities added subsequent to March 31, 1995. Also contributing to the period over period increase in other operating expenses were costs related to rehabilitation management programs added subsequent to September 30, 1995.

     Cost of medical supply sales and related services. The increase in the cost of medical supply sales and related services during the nine months ended September 30, 1996 over the nine months ended September 30, 1995 was primarily attributable to expenses from the medical products distribution company and the Part B billing and supply service company acquired April 1, 1995 in the acquisition of the SMS Business.

     Corporate, general and administrative. Corporate, general and administrative expenses increased during the nine months ended September 30, 1996 over the same period of 1995, primarily as a result of higher costs necessary to support the growth in rehabilitation management programs and the addition of inpatient facilities. Corporate, general and administrative expenses decreased as a percentage of revenues during the nine months ended September 30, 1996 over the nine months ended September 30, 1995, primarily due to the growth in net revenues combined with efficiencies realized from the Company's prior investments in personnel, information systems and administrative support functions.

     Depreciation and amortization. Depreciation and amortization increased during the nine months ended September 30, 1996 over the corresponding period in 1995, primarily as a result of the owned and leased facilities acquired subsequent to March 31, 1995 and the medical products distribution company and the Part B billing and supply service company acquired April 1, 1995.

     Rent. Rent expense increased for the nine months ended September 30, 1996 over the same period of 1995, primarily due to the addition of six leased inpatient facilities acquired subsequent to September 30, 1995.

     Interest and other expense, net. The increase in interest and other expense, net for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, primarily was related to a full nine months of interest incurred on the Company's 8% Convertible Subordinated Debentures due 2002 (the "Notes") issued in February 1995 and interest expense on additional debt drawn under the Company's credit facility. Interest and other expense for the nine months ended September 30, 1996 reflected a gain recorded on the sale of a portion of the Company's partnership interest in an ambulatory surgery center. Interest and other expense for the nine months ended September 30, 1995 was partially offset by interest income of approximately $965,000 earned on the proceeds from the Notes prior to their use in the April 1, 1995 acquisition of SMS.

     Provision for income taxes. The Company's effective tax rate for the nine months ended September 30, 1996 was 37.0% compared to 38.8% for the nine months ended September 30, 1995.

RESULTS OF OPERATIONS -- PRO FORMA

     The Pro Forma Condensed Consolidated Statement of Income for the nine months ended September 30, 1995 gives effect to the acquisition of the SMS Business by TheraTx in April 1995, as if such acquisition had occurred on January 1, 1995.

     The following table sets forth for the nine-month period ended September 30, 1996, on a historical basis, and for the nine-month period ended September 30, 1995, on a pro forma basis, the percentage relationship to total net revenues of certain costs, expenses, and income together with the change of such items from period to period on a percentage basis.

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          -------------------------        1995 -- 1996
                                                                            1996             1995           PERCENTAGE
                                                                           ACTUAL         PRO FORMA           CHANGE
                                                                          ---------     -----------        ------------
Revenues:
 Patient care revenues, net............................................      92.0%           90.1%              22.3%
 Management services and other.........................................       2.7             1.8               73.6
 Sales of medical supplies and related services........................       5.3             8.1              (20.6)
                                                                            -----           -----
  Total net revenues...................................................     100.0           100.0               19.8
Operating costs and expenses:
 Cost of revenues:
  Salaries, wages and benefits(1)......................................      56.5            56.5               23.4
  Other operating expenses(1)..........................................      14.7            16.0               13.7
  Cost of medical supply sales and related services(2).................      80.5            78.7              (18.8)
 Corporate, general and administrative.................................      10.1            10.4               16.3
 Depreciation and amortization.........................................       2.8             3.1                8.3
 Rent..................................................................       2.8             2.3               41.3
 Merger costs..........................................................        --              .2             (100.0)
  Total operating costs and expenses...................................      87.4            89.0               17.6
Income from operations.................................................      12.6            11.0               37.7
Interest and other expense, net........................................      (3.1)           (3.2)              16.2
Income before income taxes, minority interests and extraordinary item..       9.5             7.8               46.6
Provision for income taxes.............................................       3.5             3.2               31.2
Income before minority interests and extraordinary item................       6.0             4.6               57.4
Minority interests.....................................................        --              --             (135.5)
Income before extraordinary item.......................................       6.0             4.6               56.3
Extraordinary item, net of income taxes................................        --             0.2             (100.0)
Net income.............................................................       6.0             4.4               62.6

-------------------------

(1) Calculated as a percentage of patient care revenues, net and management services and other revenues.

(2) Calculated as a percentage of sales of medical supplies and related services.

NINE MONTHS ENDED SEPTEMBER 30, 1996 (ACTUAL) COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (PRO FORMA)

     Patient care revenues, net. The increase in patient care revenues, net for the nine months ended September 30, 1996 over the corresponding pro forma period in 1995 primarily was attributable to growth in rehabilitation management programs and the addition of inpatient skilled nursing facilities. Rehabilitation management programs experienced approximately 29.3% revenue growth from 1995 to 1996. This increase primarily is due to the 23.7% increase in the number of rehabilitation management programs from September 30, 1995 to September 30, 1996. The Company added 90 rehabilitation management programs from October 1, 1995 through September 30, 1996 and terminated 50 programs, ending the period with 209 programs. Patient care revenues during the nine months ended September 30, 1996 included revenue from six leased facilities added subsequent to September 30, 1995.

     Management services and other. Management services and other revenues increased during nine months ended September 30, 1996 over the same pro forma period of 1995 primarily as a result of the addition of staffing services related to the recruitment and temporary placement of therapists. The remainder of the increase primarily was due to the acquisition of management contracts for four occupational healthcare clinics during the first quarter of 1996 and the addition of two inpatient facilities operated under management agreements subsequent to September 30, 1995.

     Sales of medical supplies and related services. The decrease in sales of medical supplies and related services for the nine months ended September 30, 1996 from the pro forma sales of medical supplies and related services for the same period of 1995 primarily was due to the loss of a large customer in the first quarter of 1996.

     Salaries, wages and benefits. The increase in salaries, wages and benefits during the nine months ended September 30, 1996 over same proforma period of 1995 was attributable to increased personnel costs resulting from the addition of clinicians required to staff new rehabilitation management programs. The remainder of the increase in salaries, wages and benefits during the nine months ending September 30, 1996 over the proforma period of 1995 was primarily attributable to personnel costs at leased inpatient facilities added subsequent to September 30, 1995.

     Other operating expenses. The majority of the increase in other operating expenses during the nine months ended September 30, 1996 over pro forma other operating expenses for the same period of 1995 was due to costs at leased inpatient facilities added subsequent to September 30, 1995. The remainder of the increase for the nine months ending September 30, 1996 over the pro forma period of 1995 primarily was attributable to the increase in the number of rehabilitation management programs subsequent to September 30, 1995. The decrease in other operating expenses as a percentage of patient care net revenues during the nine months ended September 30, 1996 from the same pro forma period of 1995 resulted from the reduction of ancillary charges for rehabilitation services at owned facilities and the growth in rehabilitation management programs, which typically have lower other operating expenses as a percentage of net revenues than do owned facilities.

     Cost of medical supply sales and related services. The decrease in the cost of medical supply sales and related services during the nine months ended September 30, 1996 from the pro forma costs for the same period of 1995 primarily was attributable to the decrease in medical supply sales and related services from period to period.

     Corporate, general and administrative. Corporate, general and administrative expenses increased during the nine months ended September 30, 1996 over the same pro forma period of 1995 primarily as a result of higher costs necessary to support the growth in rehabilitation management programs and the addition of inpatient facilities. Corporate, general and administrative expenses decreased as a percentage of revenues during the nine months ended September 30, 1996 from the pro forma period ended September 30, 1995, primarily due to the growth in net revenues combined with efficiencies realized from the Company's prior investments in personnel, information systems and administrative support functions.

     Depreciation and amortization. The increase in depreciation and amortization expense for the nine months ended September 30, 1996 over the corresponding pro forma period ended September 30, 1995, was primarily attributable to the addition of inpatient facilities and equipment used in the Company's rehabilitation management programs.

     Rent. Rent expense increased during the nine months ended September 30, 1996 over the pro forma rent expense for the corresponding period in 1995 primarily due to the addition of six leased inpatient facilities subsequent to September 30, 1995.

     Interest and other expense, net. The increase in interest and other expense, net for the nine months ended September 30, 1996 as compared to pro forma interest and other expense, net for the corresponding period in 1995, primarily was related to interest on additional debt drawn under the Company's credit facility to finance acquisitions and working capital requirements. This increase was partially offset by a gain on the sale of a portion of the Company's partnership interest in an ambulatory surgery center during the second quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

     TheraTx has financed its cash requirements primarily through public and private sales of capital stock, secured and unsecured debt and equipment lease financings. For the nine months ended September 30, 1996 and 1995, net cash used in operating activities was $52 thousand and $8.4 million, respectively. Net cash provided by financing activities for the nine months ended September 30, 1996 and 1995 was $19.3 million and $101.4 million, respectively. TheraTx's capital requirements have related primarily to acquisitions and increases in accounts receivable.

     On May 8, 1995, TheraTx entered into a $125.0 million Senior Credit Facility ("Senior Credit Facility") with a group of lenders. Borrowings under the Senior Credit Facility bear interest at a maximum rate of LIBOR plus 1.5%, adjusted for certain leverage ratios. The Senior Credit Facility provides for a $5.0 million swing line to accommodate same-day borrowings and a $5.0 million stand-by letter of credit facility. Future borrowings under the Senior Credit Facility will be used to fund working capital requirements, purchases of property and equipment, acquisitions, and general corporate requirements. Borrowings under the Senior Credit Facility are secured by substantially all of the assets of TheraTx and its subsidiaries, including all of the capital stock of each subsidiary. The Senior Credit Facility contains various financial covenants, including, but not limited to, requirements for minimum net worth, maximum funded debt and other financial ratios, and restrictions on payments of dividends, capital expenditures and acquisitions.
As of September 30, 1996, TheraTx had $67.0 million outstanding under the Senior Credit Facility.

     Accounts receivable, net of allowances were $95.0 million and $76.8 million at September 30, 1996 and December 31, 1995, respectively. Estimated settlements due from third-party payors aggregated $9.3 million and $7.1 million at September 30, 1996 and December 31, 1995, respectively.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On March 15, 1996, the Company filed a lawsuit in the United States District Court, Northern District of Georgia, Atlanta Division, against the sellers of the SMS Business and certain of their affiliates alleging various claims, including misrepresentations in connection with the sale of the SMS Business. The SMS acquisition agreements included an earn-out pursuant to which 888,889 shares of TheraTx stock were issued into escrow and up to an additional $20.0 million in TheraTx stock or cash would be paid to the sellers if certain financial performance objectives were achieved by the SMS Business during the eleven-month period ended February 29, 1996. The Company has concluded that the sellers of the SMS Business, as a group, are not entitled to the Escrow Shares and are not entitled to any earn-out payment as the financial performance of the SMS Business was, as a whole, significantly below the threshold entitling the sellers to any payment under the earn-out.
        While the Company believes it has valid claims and that the sellers are not entitled to either the Escrow Shares or any additional consideration, the sellers filed a lawsuit against the Company on April 2, 1996 in the Circuit Court for Duval County, Florida, alleging, among other things, breach of contract and violation of Florida securities laws and claiming unspecified damages. The Company believes that such claims are without merit. In addition to being time-consuming and costly, however, litigation is subject to inherent uncertainty. In the event the SMS Sellers were to ultimately prevail on their claims, it could have a material adverse effect on the Company's financial condition.

ITEM 2. CHANGES IN SECURITIES -- None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -- None

ITEM 5. OTHER INFORMATION

        This report contains certain statements which may be regarded as "forward-looking statements" (as that term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such difference include, but are not limited to, those items discussed below.

        RISK FACTORS

        DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS

           Based on the Company's billing records, revenues received directly or indirectly from the Medicare program for the Company's services represent a significant portion of the Company's net revenues. The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, all of which could have the effect of limiting or reducing reimbursement levels for the Company's services. During late 1995, Congress considered (but did not enact) legislation to reduce Medicare spending significantly. The Company anticipates that the federal government will continue to review and assess changes in payment methodologies under the Medicare program. Due to the uncertainties regarding the ultimate features of these proposals, their enactment and implementation, the Company cannot predict whether any changes to this program will be adopted or, if adopted, the effect, if any, such changes will have on the Company. Any significant decrease in Medicare reimbursement levels could have a material adverse effect on the Company. There can be no assurance that facilities operated by the Company or third-party facilities in which the Company manages rehabilitation and respiratory therapy management programs, now or in the future, will continue to receive Medicare payments at current levels.

           The Company bills on a "salary equivalency" fee-based schedule for physical therapy services provided to Medicare patients in its rehabilitation and respiratory therapy management programs. Skilled nursing facilities are, with certain exceptions, only entitled to bill Medicare for such physical therapy services based on the salary equivalency guidelines. As a result, the Company's billing rates and gross margins for physical therapy under the salary equivalency guidelines for physical therapy services are significantly lower than those for speech language pathology and occupational therapy, which are reimbursed under the "prudent buyer" rule. The Health Care Financing Administration ("HCFA") is currently considering changes to the Medicare reimbursement guidelines for therapy services. The Company believes that HCFA intends to update the salary equivalency guidelines for physical therapy and respiratory therapy services and to apply salary equivalency guidelines to speech and occupational therapy services. In addition, certain HCFA offices issued a memoranda containing specific data which intermediaries may use in making "prudent buyer" decisions regarding payment for occupational and speech therapy services. The Company believes the data, if followed, would result in a significant decrease in the amounts reimbursed for such services throughout the industry. Although the Company has no way to determine when any changes will be made to the current Medicare reimbursement guidelines for therapy services, the imposition of salary equivalency guidelines on speech and occupational therapy services that results in a significant decrease in reimbursement rates for such services, or the widespread use by intermediaries of the data in the HCFA memoranda, would significantly decrease the Company's margins and have a material adverse effect on the Company's business.

           The Medicare program also imposes various limits on reimbursement for skilled nursing facility services, including limits on reimbursement for routine costs. Under the Omnibus Budget Reconciliation Act of 1993, these cost limits were frozen at 1993 levels until October 1, 1995. No legislation has been passed to continue the freeze, so current limits are being calculated with index factors as if there had been no freeze. Exceptions to these limits are available for, among other things, the provision of atypical services. Due in part to the provision of subacute services, the Company's costs for care delivered to Medicare patients in certain of its skilled nursing facilities have generally exceeded the routine cost limits. The successful operation of the Company's skilled nursing facilities will depend in part on its ability to obtain reimbursement for those costs that exceed the Medicare-established reimbursement limits by obtaining exceptions. The General Accounting Office ("GAO") is investigating routine cost limit exceptions to determine, among other things, if subacute providers are capable of providing more complex services than other skilled nursing facilities, the financial impact on Medicare of skilled nursing facilities with exceptions for ancillary services, and HCFA's ability to detect inappropriate exception requests. The Company's failure to recover excess costs or obtain such exceptions could adversely affect its results of operations. In addition, fiscal intermediaries sometimes review claims for therapy services prior to payment, which may result in payment delays or disallowances.

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

      HEALTH CARE REFORM

           Political, economic and regulatory influences are resulting in fundamental changes in the healthcare industry in the United States. Congress has in the recent past, and may again in the near future, consider a number of legislative proposals to significantly reduce Medicare and Medicaid spending and to change payment methodologies for various items and services, including those provided by the Company. In addition, some states in which the Company operates are considering or have adopted
                                    Page 18
      various healthcare reform proposals, including among other things, demonstration projects to create managed care programs for Medicaid beneficiaries which require waivers to federal Medicaid choice of provider, coverage and payment requirements. Although these demonstration projects do not currently apply to long-term care services, these programs could in the future limit the types of long-term care services or other providers available to Medicaid beneficiaries. The Company anticipates that Congress and state legislatures will continue to review and assess proposals to reduce healthcare spending, alternative healthcare delivery systems and payment methods and that public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of these budget reform initiatives and their enactment and implementation, the Company cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. There can be no assurance that such reforms, if enacted, will not have a material adverse effect on the Company.

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

           Effective July 1, 1995, HCFA promulgated a new survey, certification and enforcement rules governing nursing facilities participating in the Medicare and Medicaid programs. Among other things, the new HCFA rules governing survey and certification of long-term care facilities define or redefine a number of terms used in the survey and certification process and grant HCFA and states various remedies to be imposed against facilities found not to be in substantial compliance with program requirements including the ability to impose civil monetary penalties for non-compliance on a per diem basis. The regulations subject long-term care facilities to greater scrutiny. While the Company believes its facilities are in substantial compliance with program requirements, due to the breadth of the new enforcement rules and their relatively recent effective date, the Company's facilities could be subject to penalties due to an alleged failure to comply with regulatory requirements.

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

           As of April 1995, the Company managed rehabilitation programs in twenty facilities owned by Convalescent Services, Inc. ("CSI"). The Company and CSI entered into an agreement pursuant to which the Company terminated its programs in all of such facilities between April and December 1995. In addition, the Company's contracts with facilities owned by Life Care Centers of America, Inc. ("Life Care") accounted for an aggregate of 7.0% and 0.8% of the Company's net revenues for the quarters ended September 30, 1995 and 1996, respectively. During August 1995, Life Care informed the Company that it intended to offer its own rehabilitation programs within its facilities and would not be renewing its existing contracts with the Company. During the first nine months of 1996, contracts in 24 Life Care facilities were terminated and contracts in an additional four Life Care facilities will be terminated prior to the end of 1996.

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

      RISKS ASSOCIATED WITH INTANGIBLE ASSETS

           As of September 30, 1996, approximately $104.6 million, or 28.5% of the Company's total assets were intangible assets. Such intangible assets consist primarily of goodwill resulting from acquisitions. There can be no assurance that the value of such intangible assets will ever be realized by the Company, particularly in any sale or liquidation of the Company. Any significant decrease in the value of such intangible assets or increase in the rate of amortization thereof would adversely affect the Company's financial position and results of operations.

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

      IMPACT OF PHYSICIAN SELF-REFERRAL AND ANTI-REMUNERATION LAWS

           The Company is also subject to federal and state laws that prohibit certain direct and indirect payments between healthcare providers that are intended, among other things, to induce or encourage the referral of patients to, or the recommendation of, a particular provider of items or services. In addition, certain federal and state laws have recently been enacted to prohibit physician self-referrals for certain "designated health services" rendered to patients by a physician who has an ownership interest or other financial relationship with the provider. Although physicians with whom the Company contracts for medical director services are not typically referring physicians, these prohibitions could, among other things, require the Company to modify its contractual arrangements with its medical directors or prohibit such physicians from referring patients to the Company. Further, certain of the surgical centers operated by the Company are limited partnerships in which certain referring physicians or physician groups have an ownership interest. Although the Company believes that it falls within an exemption permitting the referring physicians to have an ownership interest in certain of its centers, there are no available regulations which interpret the scope of the exemption relied upon by the Company and there is no assurance that the Company and its physician partners would fall within the requirements of such exemption. If the laws are subsequently interpreted to prohibit physician ownership in certain of the Company's centers, the Company may be required to unwind, sell or buy the existing physician limited partner interests, and the Company would be unable to use the physician limited partnership structure in future ambulatory surgery center or similar developments.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

EXHIBIT NO.
-----------
   *   2.1  Agreement and Plan of Reorganization dated as of May 6, 1994 by and among Registrant, PC Acquisition Corp., a Delaware corporation,
            PersonaCare, Inc., a Delaware corporation ("PersonaCare") and the principal stockholders named therein.  Incorporated by reference to exhibit 2.2 to the Registration Statement on Form S-1, Registration
            No. 33-78786.
   *   2.2  Asset Purchase Agreement entered into as of January 13, 1995 by and among TheraTx Healthcare Management, Inc., TheraTx Medical
            Supplies, Inc., Registrant, Med-Care Services Northeast, Inc.,
            Med-Care Services, Inc., Tri-City Medical Corporation, and
            Tri-Medical Supply, Inc. of Georgia.  Incorporated by reference as exhibit (i) to the Current Report on Form 8-K dated April 4, 1995.
   *   2.3  Asset Purchase Agreement entered into as of January 13, 1995 by and among PersonaCare of St. Petersburg, Inc., PersonaCare of Pompano
            East, Inc., PersonaCare of Pompano West, Inc., PersonaCare of
            Clearwater, Inc., Registrant, Highland Pines Nursing Manor, Inc.,
            Abbey Land Corporation, and Southern Management of Pompano Beach,
            Inc.  Incorporated by reference as exhibit (ii) to the Current
            Report on Form 8-K dated April 4, 1995.
   *   2.4  Asset Purchase Agreement entered into as of January 13, 1995 by and among PersonaCare of Bradenton, Inc., Registrant, and Bradenton
            Care Center, Ltd. Incorporated by reference as exhibit (iii) to the Current Report on Form 8-K dated April 4, 1995.
   *   2.5  Earn-Out, Indemnity and Escrow Agreement entered into as of April
            4, 1995 by and among Registrant, Med-Care Services Northeast, Inc.,
            Med-Care Services, Inc., Tri-City Medical Corporation, Tri-Medical
            Supply, Inc. of Georgia, Highland Pines Nursing Manor, Inc., Abbey
            Land Corporation, Southern Management of Pompano Beach, Inc., and
            Jonathan H. Glenn.  Incorporated by reference as exhibit (iv) to the Current Report on Form 8-K dated April 4, 1995.
   *   2.6  Earn-Out, Indemnity and Escrow Agreement entered into as of April
            4, 1995 by and among Registrant, Bradenton Care Center, Ltd., and
            Jonathan H. Glenn.  Incorporated by reference as exhibit (v) to the
            Current Report on Form 8-K dated April 4, 1995.
   *   2.7  Merger Agreement and Plan of Consolidation, dated as of April 12,
            1995 among Registrant, RCS Acquisition Corp., Respiratory Care
            Services, Inc., SleepCorp, Inc., Therapy Management Corporation and
            the Management Stockholders, as amended by that certain Agreement dated as of April 28, 1995.  Incorporated by reference as exhibit
            2.7 to the Registration Statement on Form S-1, Registration No.
            33-92402.
   *   2.8  Escrow and Indemnity Agreement, entered into as of May 4, 1995 among Registrant, each of the stockholders who are signatories thereto and Jonathan H. Glenn.  Incorporated by reference as exhibit 2.8 to the Registration Statement on Form S-1, Registration
            No. 33-92402.
   *   2.9  Agreement and Plan of Merger dated as of August 29, 1995 by and among Registrant, Atlanta Acquisition Corp., a Delaware
            corporation, and Helian Health Group, Inc., a Delaware corporation.
            Incorporated by reference as exhibit 2.1 to the Registration
            Statement on Form S-4, Registration No. 33-99476.
   *   3.1  Certificate of Incorporation of Registrant, a Delaware corporation.
            Incorporated by reference to exhibit 3.3 to the Registration
            Statement on Form S-1, Registration No. 33-78786.
   *   3.2  Amended and Restated Bylaws of Registrant, a Delaware corporation.
            Incorporated by reference to exhibit 3.2 to the Registration
            Statement on Form S-1, Registration No. 33-92404.
   *   3.3  Certificate of Amendment of Certificate of Incorporation of
            Registrant, a Delaware Corporation.

  *     4.1       Warrant Purchase Agreement and Warrant to Purchase Series D Preferred Stock
                  dated May 9, 1993 issued to LINC Capital Management Services, Ltd. ("LINC").
                  Incorporated by reference to exhibit 4.3 to the Registration Statement on Form
                  S-1, Registration No. 33-78786.
  *     4.2       Second Amended and Restated Registration Rights Agreement dated as of May 6,
                  1994 among the Registrant and the investors listed therein.  Incorporated by reference to exhibit 4.5 to the Registration Statement on Form S-1, Registration
                  No. 33-78786.
  *     4.3       Amended and Restated Note and Warrant Purchase Agreement, dated as of March 3,
                  1994, as amended, among the Registrant and the investors identified therein, including the Form of Promissory Note and Form of Common Stock Purchase Warrant.
                   Incorporated by reference to exhibit 4.6 to the Registration Statement on Form
                  S-1, Registration No. 33-78786.
  *     4.4       Warrant between Registrant and C.B. Francis dated July 28, 1994.  Incorporated by reference to exhibit 4.4 to the Registration Statement on Form S-1,
                  Registration No. 33-86604.
  *     4.5       Indenture, dated February 15, 1995 between Registrant and The First National
                  Bank of Boston, as Trustee.  Incorporated by reference to exhibit 4.5 to
                  Amendment No. 1 of the Annual Report on Form 10-K for the year ended December
                  31, 1994.
  *     4.6       Form of 8% Convertible Subordinated Note due 2002.  Incorporated by reference as exhibit 4.5.1 to the Registration Statement on Form S-1, Registration No.
                  33-92402.
  *     4.7       Registration Rights Agreement, dated February 9, 1995 among Registrant and the
                  Initial Purchasers defined therein.  Incorporated by reference to exhibit 4.6 to
                  Amendment No. 1 of the Annual Report on 10-K for the year ended December 31,
                  1994.
  *     4.8       Registration Rights Agreement dated as of May 4, 1995 among Registrant and the parties who are signatories thereto (RCS).  Incorporated by reference as exhibit
                  4.7 to the Registration Statement on Form S-1, Registration No. 33-92402.
  *     4.9       Stockholders' Rights Plan of Registrant dated July 28, 1995 between Registrant and U.S. Stock Transfer Corporation.  Incorporated by reference as exhibit 4.8 to the Registration Statement on Form S-1, Registration No. 33-92402.
  *    4.10       Form of Certificate of Designation of Series A Junior Participating Preferred
                  Stock of the Registrant.  Incorporated by reference as exhibit 2.1 to the
                  Registration Statement on Form S-4, File No. 33-99476.
  *    4.11       Amended and Restated Bylaws of Registrant.  Incorporated by reference as exhibit
                  3.2 to the Registration Statement Form S-1, Registration No. 33-92404.
 **    10.1       Master Therapy Services Agreement dated January 22, 1993 between Convalescent
                  Services, Inc. ("CSI") and Registrant.  Incorporated by reference to exhibit
                  10.1 to the Registration Statement on Form S-1, Registration No. 33-78786.
 **  10.1.1       Termination Agreement dated April 3, 1995 between Registrant, CSI and Mariner
                  Health Group, Inc.  Incorporated by reference as exhibit 10.1.1 to the
                  Registration Statement on Form S-1, Registration No. 33-92402.
  *    10.2       Master Lease Agreement dated May 9, 1993 between Registrant and LINC.
                  Incorporated by reference to exhibit 10.5 to the Registration Statement on Form
                  S-1, Registration No. 33-78786.
  *    10.3       Sublease dated March 30, 1993 between National Computer Systems, Inc. and
                  Registrant, as amended.  Incorporated by reference to exhibit 10.6 to the
                  Registration Statement on Form S-1, Registration No. 33-78786.
  *    10.4       PersonaCare, Inc. 1992 Stock Option Plan (the "PersonaCare Plan").  Incorporated
                  by reference to exhibit 10.7 to the Registration Statement on Form S-1,
                  Registration No. 33-78786.
  *    10.5       Form of Non-Qualified Stock Option Agreement pertaining to the PersonaCare Plan.
                  Incorporated by reference to exhibit 10.8 to the Registration Statement on Form
                  S-1, Registration No. 33-78786.

  *    10.6       Form of Stock Option Assumption Agreement under the PersonaCare Plan.
                  Incorporated by reference to exhibit 10.9 to the Registration Statement on Form
                  S-1, Registration No. 33-78786.
  *    10.7       Registrant's Restated 1994 Stock Option/Stock Issuance Plan (the "1994 Plan"),
                  as amended.  Incorporated by reference as exhibit 10.7 to the Registration
                  Statement on Form S-1, Registration No. 33-92402.
  *    10.8       Form of Stock Option Agreement, together with addenda, and Stock Issuance
                  Agreement pertaining to the 1994 Plan.  Incorporated by reference to exhibit
                  10.11 to the Registration Statement on Form S-1, Registration No. 33-78786.
  *    10.9       Registrant's 401(k) Profit Sharing Plan and Trust Agreement (the "401(k) Plan").
                  Incorporated by reference to exhibit 10.12 to the Registration Statement on
                  Form S-1, Registration No. 33-78786.
  *  10.9.1       Model Amendments to Registrant's 401(k) Plan.  Incorporated by reference to exhibit 10.9.1 to the Registration Statement on Form S-1, Registration No.
                  33-86604.
  *   10.10       Form of Indemnification Agreement for the Registrant's directors.  Incorporated by reference to exhibit 10.13 to the Registration Statement on Form S-1,
                  Registration No. 33-78786.
  *   10.11       Lease dated January 1, 1988 by and between Stamford Health Associates Limited
                  Partnership ("SHALP") and Courtland Gardens Health Center, Inc.  Incorporated by
                  reference to exhibit 10.14 to the Registration Statement on Form S-1,
                  Registration No. 33-78786.
  *   10.12       Lease dated January 1, 1988 by and between SHALP and Homestead Health Center,
                  Inc.  Incorporated by reference to exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 33-78786.
  *   10.13       Lease dated January 1, 1988 by and between SHALP and Courtland Gardens
                  Residence, Inc.  Incorporated by reference to exhibit 10.16 to the Registration
                  Statement on Form S-1, Registration No. 33-78786.
  *   10.14       Lease Agreement dated October 18, 1993 by and between Health Care REIT, Inc.
                  ("HCRI") and PersonaCare of Owensboro, Inc.  Incorporated by reference to exhibit 10.17 to the Registration Statement on Form S-1, Registration No.
                  33-78786.
  *   10.15       First Amended and Restated Lease Agreement dated January 1, 1993 by and between
                  HCRI and PersonaCare of Pennsylvania, Inc. (the "Easton Lease") together with
                  Second Amendment dated April 1, 1994.  Incorporated by reference to exhibit
                  10.18 to the Registration Statement on Form S-1, Registration No. 33-78786.
  *   10.16       Lease Agreement dated April 20, 1993 by and between HCRI and PersonaCare of San
                  Antonio, Inc. (the "San Antonio Lease").  Incorporated by reference to exhibit
                  10.19 to the Registration Statement on Form S-1, Registration No. 33-78786.
  *   10.17       Agreement Regarding Amendment of Leases dated October 18, 1993 with HCRI amending the Easton Lease and the San Antonio Lease.  Incorporated by reference to exhibit 10.20 to the Registration Statement on Form S-1, Registration No.
                  33-78786.
  *   10.18       Lease dated March 1, 1994 by and between Triple Springs, Inc. and PersonaCare of
                  Huntsville, Inc., as amended.  Incorporated by reference to exhibit 10.21 to the
                  Registration Statement on Form S-1, Registration No. 33-78786.
  *   10.19       First Mortgage Loan between First Bank, Trustee for the United States Department of Housing and Urban Development and Middleton Village Associates, as amended.
                  Incorporated by reference to exhibit 10.25 to the Registration Statement on Form
                  S-1, Registration No. 33-78786.
  *   10.20       Lease dated July 28, 1994 by and between C.B. Francis and PersonaCare of San
                  Pedro, Inc.  Incorporated by reference to exhibit 10.20 to the Registration
                  Statement on Form S-1, Registration No. 33-86604.
  *   10.21       Amended and Restated Financing and Security Agreement dated May 8, 1995 by and
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
                  33-86604.
  *   10.23       Sublease dated May 27, 1994 between Compaq Computer Corporation and Registrant.
                  Incorporated by reference to exhibit 10.23 to Amendment No. 1 of the Annual
                  Report on Form 10-K for the year ended December 31, 1994.
  *   10.24       Sublease dated December 7, 1994 between Compaq Computer Corporation and
                  Registrant.  Incorporated by reference to exhibit 10.24 to the Amendment No. 1 of Annual Report on Form 10-K for the year ended December 31, 1994.
  *   10.25       Office Lease Agreement dated April 25, 1995 between Regency Park West
                  Associates, L.P. and Registrant.  Incorporated by reference to exhibit 10.25 to the Registration Statement on Form S-1, Registration No. 33-92402.
  *   10.26       Purchase and Sale Agreement dated April 25, 1995 between Registrant and Regency
                  Park West Associates, L.P.  Incorporated by reference to exhibit 10.26 to the
                  Registration Statement on Form S-1, Registration No. 33-92402.
  *   10.27  +    1989 Amended and Restated Stock Option Plan of Helian Health Group, Inc.
  *   10.28  +    Asset Purchase Agreement between Palo Alto Surgecenter Corporation and Palo Alto
                  Medical Foundation for Health Care, Research and Education dated September 22,
                  1988.
  *   10.29  +    Management Agreement between Palo Alto Surgecenter Corporation and Palo Alto
                  Medical Foundation for Health Care, Research and Education dated September 22,
                  1988.
  *   10.30  +    Equipment Lease between Palo Alto Surgecenter Corporation and Palo Alto Medical
                  Foundation for Health Care, Research and Education dated September 22, 1988.
  *   10.31  +    Sublease dated September 22, 1988, between Palo Alto Surgecenter Corporation, as sublessor, and Palo Alto Medical Foundation for Health Care, Research and
                  Education, as sublessor, including Consent to Sublease, covering premises at 400
                  Forest Avenue, Palo Alto, California.
  *   10.32  +    Repurchase Agreement between Palo Alto Surgecenter Corporation and Palo Alto
                  Medical Foundation for Health Care, Research and Education dated September 22,
                  1988.
  *   10.33       Amended and Restated 1989 Stock Option Plan of the Registrant.  Incorporated by
                  reference to the Registration Statement on Form S-8, Registration No. 333-1608
  *   10.34       The Registrant's 1996 Stock Option/Stock Issuance Plan.  Incorporated by
                  reference to the Registrant's Preliminary Proxy filed with the Commission on May
                  3, 1996.
  *   10.35       The Registrant's Employee Stock Purchase Plan.  Incorporated by reference to the
                  Registrant's Preliminary Proxy filed with the Commission on May 3, 1996.
  *   10.36       The Registrant's Executive Officer Severance Policy dated April 25, 1996.
       11.1       Computation of Historical Earnings Per Share, Three Months ended September 30,
                  1996 and 1995.
       11.2       Computation of Historical Earnings Per Share, Nine months ended September 30,
                  1996 and 1995.
       11.3       Computation of Pro Forma Earnings Per Share, Nine months ended September 30, 1995
       27         Financial Data Schedule (for SEC use only)

------------------
      *    Previously filed and/or incorporated by reference.

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

      (b)  REPORTS ON FORM 8-K
           No reports on Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        TheraTx, Incorporated




                        By:  /s/ Donald R. Myll
                             -----------------------------------------------
                             Donald R. Myll, Senior Vice President and Chief
                                Financial Officer
                             (Principal Accounting and Financial Officer)


Date:  November 11, 1996