Form 10-K
period 1996-12-31
THERATX INC /DE/
filed 1997-04-15
CIK 922980

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________  TO ___________

                        COMMISSION FILE NUMBER 0-24292

                            THERATX, INCORPORATED
           (Exact name of registrant as specified in its charter)

                            ---------------------

           DELAWARE                                        33-0359338
 (State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)

           1105 SANCTUARY PARKWAY, SUITE 100, ALPHARETTA, GA     30201
            (Address of Principal Executive Offices)           (Zip Code)

      Registrant's Telephone Number, Including Area Code:(770) 569-1840

                            ---------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:       NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                             TITLE OF EACH CLASS
                             -------------------
                   COMMON STOCK, PAR VALUE $.001 PER SHARE
               8% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2002
                       PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----   -----

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

     THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF VENCOR, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS I(2).

     All of the Common Stock, par value $.001 per share, of TheraTx is held by Vencor, Inc., a Delaware corporation.

     As of April 3, 1997, there were 1,000 Shares of Common Stock outstanding, all of which were held by Vencor, Inc.

                     DOCUMENTS INCORPORATED BY REFERENCE

None

================================================================================

                            THERATX, INCORPORATED

                         1996 FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS

ITEM 1.   BUSINESS.........................................................    1

ITEM 2.   PROPERTIES.......................................................   10

ITEM 3.   LEGAL MATTERS....................................................   10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   11

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER       11
          MATTERS..........................................................

ITEM 6.   SELECTED FINANCIAL DATA..........................................   12

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND     12
          RESULTS OF OPERATIONS............................................

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   19

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND     19
          FINANCIAL DISCLOSURE.............................................

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...................   19

ITEM 11.  EXECUTIVE COMPENSATION...........................................   19

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...   19

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   20

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.   20

 THERATX(R), PERSONACARE(TM), THERASYS(TM) AND HELIAN(R) ARE TRADEMARKS OF THE COMPANY.

                                    PART I

ITEM 1.  BUSINESS.

                                 THE COMPANY

GENERAL

     TheraTx, Incorporated ("TheraTx" or the "Company") provides outcomes-oriented healthcare services with a focus in two specialized practice areas: postacute care and occupational health.

     TheraTx provides subacute rehabilitation and respiratory therapy program management services to skilled nursing facilities and operates owned, leased and managed inpatient facilities that provide a broad range of subacute, specialty and basic medical and other geriatric services and provides occupational healthcare and related services in out-patient clinics. Subacute care is provided to patients who (i) are medically stable but fragile, and recovering from an accident, illness or surgery; (ii) require a coordinated array of extensive nursing, rehabilitation or other ancillary services in an inpatient setting; and (iii) have clearly defined discharge goals, generally to their homes or other community settings. Subacute care providers bridge the gap between higher-cost acute-care hospitals and similar providers and lower-cost traditional skilled nursing facilities that lack the intensive coordinated services required to care for higher acuity patients.

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

     In addition to its primary practice areas, TheraTx operates outpatient surgery centers; owns and operates an acute-care specialty hospital; provides respiratory therapy and related services to hospitals; and provides medical supply distribution and related services to the long-term care industry.

     The Company was incorporated in California in July 1989 and reincorporated in Delaware in July 1994. The Company's principal offices are located at 1105 Sanctuary Parkway, Suite 100, Alpharetta, Georgia 30201 and its telephone number at that location is (770) 569-1840. On March 18, 1997, Vencor, Inc., a Delaware corporation ("Vencor") completed a tender offer (the "Tender Offer") for all of the issued and outstanding shares of common stock, par value $.001 per share, of TheraTx (the "Shares"). Pursuant to the Tender Offer, Vencor acquired approximately 99% of the outstanding Shares. On March 21, 1997, TheraTx was merged (the "Merger") with and into a wholly-owned subsidiary of Vencor and, therefore, became a wholly-owned subsidiary of Vencor. Vencor currently intends to integrate the TheraTx business with its business as Vencor deems advisable.

BACKGROUND

   SUBACUTE INDUSTRY BACKGROUND

     Historically, subacute patients remained in general acute-care hospitals until ready to return home. Hospitals were reimbursed under "reasonable cost" or "fee-for-service" arrangements and were under little pressure to reduce costs or lengths of stay. In 1983, in an effort to control hospital costs, Medicare established the prospective payment system under which hospitals generally are now reimbursed a predetermined amount per patient episode, regardless of the patient's consumption of services or length of stay. Managed care organizations and other private payors are also using a variety of measures, such as negotiated payments and utilization review, to limit hospital costs and reduce lengths of stay.

     These economic and regulatory pressures have resulted in the earlier discharge of patients from hospitals into alternative care settings. Because many of these patients still require intensive medical and rehabilitation services that typically cannot be administered at home, a market has emerged for alternative site inpatient services. This market initially was divided into relatively distinct segments, with long-term care hospitals focused on patients requiring medically complex services, rehabilitation hospitals focused on medically stable patients with intensive rehabilitation needs and skilled nursing facilities focused on patients whose medical needs were more custodial in nature. The Company believes none of these traditional alternatives fully meet the needs of payors and providers in serving a broad range of subacute patients.

   SUBACUTE MARKET

     In response to this demand, a number of healthcare providers, including the Company, have established specialized subacute programs and facilities focused on subacute care. Subacute patients can generally be classified as either those who require medically intensive care or those who require rehabilitation intensive care. Medically intensive subacute patients generally require between three and six hours of nursing care per day, as well as extensive respiratory, pharmacy, laboratory or other ancillary medical services. In contrast, rehabilitation intensive subacute patients typically have more limited medical support needs and receive higher levels of rehabilitation services. In its rehabilitation management programs, the Company provides services primarily to rehabilitation intensive patients. In its inpatient facilities, the Company provides services to rehabilitation intensive patients (through its rehabilitation management programs), as well as to medically intensive patients.


   OCCUPATIONAL HEALTH INDUSTRY BACKGROUND

     The cost of workers' compensation claims has increased significantly in recent years. These escalating costs are due in part to a general rise in the cost of healthcare, an increase in the number of work-related injuries and illnesses, and the requirement that employers pay the majority of lost wages and all compensable medical and non-medical costs of their employees.
Indemnity costs, including wage replacement, disability and legal costs, account for approximately 60% of the total workers' compensation expense in the U.S. Therefore, in a workers' compensation delivery system, the focus is to return the injured employee back to the work site in a timely manner. Prompt and aggressive treatment of worker injuries and illnesses may increase the medical cost but still keep the employer's or insurer's overall workers' compensation costs lower by lessening lost-time wages, disability payments and possible legal costs. To cost-effectively treat work-related injuries, workers' compensation providers use treatment guidelines different from those used by group healthcare providers. These occupational healthcare protocols involve more intense clinical care, including physical therapy, and more frequent examinations and communications.

SERVICES

   SUBACUTE PROGRAMS

   Rehabilitation Management Programs

     TheraTx operates rehabilitation management programs in third-party and the Company's skilled nursing facilities. Because the goal of an integrated subacute rehabilitation program is to assist less medically intensive subacute patients in quickly achieving clinical objectives and discharge goals, the Company believes that its services enable its skilled nursing facility clients to market themselves more effectively as providers of subacute care. The average length of treatment for subacute patients treated in the Company's rehabilitation management programs is under 30 days, with most subacute patients discharged to their homes or to other community settings.

     Rehabilitation management program contract terms range from one to three years. Some contracts are terminable by the facility only for cause while others are terminable at any time. The contracts generally provide that during the term of the contract the Company may not open a competitive program in a specific geographic market, typically defined by established discharge patterns. TheraTx bills third-party skilled nursing facilities directly for physical, occupational and speech therapy and program management services at predetermined rates. The contracts provide that if reimbursement for the Company's services is denied or reduced by third-party payors, the Company will indemnify the facility for such denials or reductions. TheraTx bills the Company's skilled nursing facilities at comparable rates for rehabilitation management programs operated in such facilities.

     Subacute Units

     TheraTx operates subacute units in a majority of its inpatient facilities. TheraTx's subacute units generally provide care to subacute patients who require between three and six hours of nursing care per day and offer a broad range of services, including ventilator and respiratory therapy (some with piped-in oxygen and blood gas monitoring equipment), rehabilitation therapy, infusion therapy, wound care, oncology care, renal care and coordinated complex medical care, although the specific services offered vary from unit to unit. Each subacute unit is physically segregated from the rest of the facility, has its own professional staff and contains certain specialized medical equipment. TheraTx's subacute units are less institutional than typical general acute-care hospitals with flexible visiting hours and family counseling.

   OCCUPATIONAL HEALTH SERVICES

     As of December 31, 1996, the Company operated sixteen occupational health facilities in Georgia, Florida, North Carolina, Arizona, and California. The Company has developed a specialized medical model delivery system, management system, and occupational medicine network which it believes is effective at managing and controlling workers' compensation costs. The Company's occupational health centers utilize staff model physician practices, with primary care doctors managing the cases as the "gatekeepers." Through treatment guideline protocols for each work-related diagnosis, the Company's goal is to treat employee-patients so that they may return to work as soon as medically feasible thereby avoiding costly litigation and inappropriate tertiary care. Services include evaluation and treatment of work-related illnesses and injuries, physical therapy, post-surgical rehabilitation, work conditioning, pre-placement, annual and executive physicals, psychological testing, drug and alcohol testing and screening of employees for exposure to hazardous substances.

   OTHER SERVICES.

   Basic Medical and Other Geriatric Services

     As of December 31, 1996, TheraTx operated 29 owned, leased or managed facilities located primarily in the Midwest, Southeast and Northeast regions of the United States. In addition to the subacute services offered in certain of its skilled nursing facilities, the inpatient facilities also provide long-term care services consisting of skilled nursing care and assisted living services. Long-term care patients require less intensive nursing care, rehabilitation and other ancillary services than subacute patients.

     TheraTx operates specialized units in certain of its inpatient facilities to treat patients suffering from Alzheimer's disease and other forms of dementia. TheraTx also offers specialty hospice and chronic ventilator care in certain of its skilled nursing facilities.

   Surgical Centers

     The Company operates two ambulatory surgery centers and one surgical specialty hospital. The surgical centers operated by the Company provide a facility and support staff necessary for surgeons to perform non-emergency procedures which (i) usually do not require an overnight stay, (ii) are performed to correct conditions which are not generally life threatening, and
(iii) the physician determines are most appropriately performed in an ambulatory surgery center. The surgical specialty hospital is a licensed acute-care hospital with surgical suites and private patient rooms. These types of surgical facilities specialize in elective outpatient and inpatient surgical procedures and generally have significantly lower charges than a traditional hospital. The surgical centers and the specialty hospital operated by the Company are generally owned in partnership with physicians, physician groups, hospitals and/or community members. The Company contracts with each of its surgery centers to provide management, administrative and purchasing services and support for a management fee.

   Medical Supplies and Related Services

     TheraTx operates a medical supply distribution business which provides medical supplies and related products to the long-term care industry. Additionally, through its Medicare Part B billing and supply service business, the Company furnishes certain products and supplies and provides Medicare Part B billing services to the long-term care industry and their patients eligible for Medicare Part B benefits.

   Respiratory Therapy and Related Services

     TheraTx provides respiratory therapy services, cardio-pulmonary services and sleep diagnostic services in hospitals and subacute facilities.

INFORMATION SYSTEMS AND CLINICAL METHODOLOGIES

     TheraTx has experience in developing and applying standardized clinical programs, clinical information and outcomes management systems and standardized operating systems and procedures. In particular, TheraTx believes that TheraSys, its proprietary clinical and management information system, enables the Company to focus clinical resources on achieving low costs and enhanced clinical outcomes.

     TheraSys has been implemented in all rehabilitation management programs and the Company has implemented selected components of TheraSys in its inpatient facilities. TheraSys is a central element of the Company's clinical and operating systems and is designed to:

      - focus clinicians on achieving the desired clinical outcomes by requiring them to identify a targeted outcome for each patient and to develop a plan that identifies the services required to achieve that outcome;

      - track clinical activity, costs and functional outcomes for all patients treated by TheraTx and provide localized and centralized data analysis and reporting;

      - generate and track data that may form the basis for predicting costs and outcomes under per diem, episodic and capitated reimbursement arrangements;

      - provide the information necessary to assist management at all levels in their decision making process to enhance clinical quality, productivity and profitability;

      - produce standardized and customized reports for physicians, facilities and payors, that enable local and field-level managers to supply a broad range of information to their customers; and

      - generate billing, payroll and clinical documentation for services provided by TheraTx.

COMPETITION

     The Company anticipates that competition in providing rehabilitation services to skilled nursing facilities will continue to increase. The Company competes with contract rehabilitation companies for contracts with skilled nursing facilities. In addition, many of the Company's existing and potential customers are developing subacute care programs within their facilities. The development and management by skilled nursing facilities of their own subacute care programs could adversely affect the Company's ability to maintain and grow its rehabilitation management programs. Rehabilitation management program customers also compete for patient referrals with other providers of subacute care. Any inability of such customers to compete effectively in this market could adversely affect the Company's business.

     The Company's inpatient facilities compete with general acute-care hospitals, skilled nursing facilities, rehabilitation hospitals, long-term care hospitals and other subacute and specialty care providers. Cost containment efforts, which encourage more efficient utilization of general acute-care hospital services, have resulted in decreased hospital occupancy in recent years. As a result, a significant number of general acute-care hospitals have converted portions of their facilities to other purposes, including subacute care.

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

     The Company's occupational health facilities compete with other healthcare providers in the respective geographic regions. Group health and workers' compensation insurers, HMO's and hospitals all compete in the occupational health business. TheraTx believes the primary factors in competing for occupational health business are the scope and quality of services offered, expertise in occupational medicine and the price of services.

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

EMPLOYEES

     As of December 31, 1996, the Company employed approximately 11,100 people, including approximately 6,400 full-time employees and 4,700 part-time employees. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

INSURANCE

     The Company carries general liability, comprehensive property damage, professional liability, workers' compensation and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate. A successful claim against the Company in excess of its insurance coverage could have a material adverse effect on the Company and its financial condition. Claims against the Company, regardless of their merit or outcome, may also have an adverse effect on the Company's reputation and business.

RISK FACTORS

     DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS

     Based on the Company's billing records, revenues received directly or indirectly from the Medicare program for the Company's services represent a significant portion of the Company's net revenues. The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, all of which could have the effect of limiting or reducing reimbursement levels for the Company's services. During late 1995, Congress considered (but did not enact) legislation to reduce Medicare spending significantly. President Clinton has also proposed significant Medicare payment cuts as part of the fiscal year 1998 budget. The Company cannot predict whether any changes to the Medicare program will be adopted or, if adopted, the effect, if any, such changes will have on the Company. Any significant decrease in Medicare reimbursement levels could have a material adverse effect on the Company. There can be no assurance that facilities operated by the Company or third-party facilities in which the Company manages rehabilitation and respiratory therapy management programs, now or in the future, will continue to receive Medicare payments at current levels.

     The Company bills on a "salary equivalency" fee-based schedule for physical and respiratory therapy services provided to Medicare patients in its rehabilitation and respiratory therapy management programs. Skilled nursing facilities are, with certain exceptions, only entitled to bill Medicare for such physical therapy services based on the salary equivalency guidelines. As a result, the Company's billing rates and gross margins for physical therapy under the salary equivalency guidelines for physical therapy services are significantly lower than those for speech language pathology and occupational therapy, which are reimbursed under the "prudent buyer" rule. On March 28, 1997, the Health Care Financing Administration ("HCFA") issued a proposed rule to change Medicare reimbursement guidelines for therapy services. Under the proposed rule, HCFA would revise the salary equivalency guidelines for physical therapy and respiratory therapy services and establish new salary equivalency guidelines for speech and occupational therapy services. The proposed guidelines are based on a blend of data from wage rates for hospitals and skilled nursing facilities, and include salary, fringe benefits and expense factors. Rates are defined by specific geographic market areas, based upon a modified version of the hospital wage index. Following a 60 day comment period, HCFA will consider comments and issue a final rule. The new guidelines will not become effective until 60 days after publication of the final rule in the Federal Register. While the Company cannot predict when the final regulation will be issued, or if changes will be made to the proposed guidelines, the Company believes that the imposition of salary equivalency guidelines on speech and occupational therapy services, as proposed, would significantly decrease the Company's margins and have a material adverse effect on the Company's business.

     The Medicare program also imposes various limits on reimbursement for skilled nursing facility services, including limits on reimbursement for routine costs. Under the Omnibus Budget Reconciliation Act of 1993, these cost limits were frozen at 1993 levels until October 1, 1995. Current limits are being calculated with index factors as if there had been no freeze. Exceptions to these limits are available for, among other things, the provision of atypical services. Due in part to the provision of subacute services, the Company's costs for care delivered to Medicare patients in certain of its skilled nursing facilities have generally exceeded the routine cost limits.
The successful operation of the Company's skilled nursing facilities will depend in part on its ability to obtain reimbursement for those costs that exceed the Medicare-established reimbursement limits by obtaining exceptions. The General Accounting Office ("GAO") has investigated routine cost limit exceptions to determine, among other things, if subacute providers are capable of providing more complex services than other skilled nursing facilities, the financial impact on Medicare of skilled nursing facilities with exceptions for ancillary services, and HCFA's ability to detect inappropriate exception requests. The Company's failure to recover excess costs or obtain such exceptions could adversely affect its results of operations. In addition, fiscal intermediaries sometimes review claims for therapy services prior to payment, which may result in payment delays.

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

     HEALTH CARE REFORM

     Political, economic and regulatory influences are resulting in fundamental changes in the health care industry in the United States. President Clinton and Congress are currently considering a number of legislative proposals to significantly reduce Medicare and Medicaid spending and to change payment methodologies for various items and services, including those provided by the Company. Proposals in the President's budget including establishing a prospective payment system for skilled nursing facilities; limits on annual updates in payments to skilled nursing facilities for routine services; requiring consolidated billing by a facility for all Part A and B claims for facility's residents; and other cost saving proposals affecting Medicare skilled nursing facility services. Federal budget proposals would also limit federal funds to state Medicaid programs. Proposals include repealing the "Boren Amendment" federal payment standard for Medicaid payments to Medicaid nursing facilities, and granting greater flexibility to states to establish Medicaid managed care proposals without the need to obtain a federal wavier.
In addition, some states in which the Company operates are considering or have adopted various health care reform proposals, including among other things, demonstration projects to create managed care programs for Medicaid beneficiaries pursuant to Federal waivers of Medicaid choice of provider, coverage and payment requirements. Although these demonstration projects do not currently apply to long-term care services, these programs could in the future limit the types of long-term care services or other providers available to Medicaid beneficiaries. The Company anticipates that Congress and state legislatures will continue to review and assess proposals to reduce health care spending, alternative health care delivery systems and payment methods and that public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of these budget reform initiatives and their enactment and implementation, the Company cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. There can be no assurance that such reforms, if enacted, will not have a material adverse effect on the Company.

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

     On April 3, 1995, the Company entered into a Termination Agreement with Convalescent Services, Inc. ("CSI") and Mariner Health Group, Inc., which terminated a Master Therapy Services Agreement and set a timetable for the termination of certain ancillary agreements between the Company and CSI. CSI accounted for approximately 12.5% and 4.4% of the Company's net revenues for the years ended December 31, 1994 and 1995, respectively. The

Termination Agreement, which began April 1995, provided for a phased-in replacement of programs in the CSI facilities, and the replacement and termination was completed in December 1995.

     During August 1995, Life Care Centers of America, Inc. ("Life Care") informed the Company that it intended to offer its own rehabilitation programs within its facilities and would not be renewing its existing contracts with the Company. The Company's contracts with Life Care terminated during the period commencing March 1996 and ending December 1996. The Company's contracts with these facilities accounted for an aggregate of 7.7%, 7.0%, and 1.8% of the Company's net revenues for the years ended December 31, 1994, 1995 and 1996, respectively.

     As part of its surgical center business, the Company manages the Surgecenter of Palo Alto pursuant to a ten year management agreement dated September 1988. The management agreement has historically accounted for a significant portion of the operating profit of the Company's subsidiary, Helian Health Group, Inc. There can be no assurance that the management agreement will be renewed or, if renewed, will be on terms favorable to the Company.

     SUBORDINATION OF NOTES; CONVERTIBLE SOLELY INTO CASH

     The indebtedness evidenced by the 8% Convertible Subordinated Notes due 2002 (the "Notes") of TheraTx is subordinate to the prior payment in full of all Senior Indebtedness (as such term is defined in an indenture dated as of February 15, 1995 (the "Indenture"), between the Company and State Street Bank and Trust, as Successor Trustee (the "Trustee") to The First National Bank of Boston). As of December 31, 1996, the Company had approximately $78.3 million of indebtedness outstanding (excluding accrued interest) which constituted Senior Indebtedness. As of December 31, 1996, there was also outstanding approximately $22.2 million of indebtedness and other obligations of subsidiaries of the Company (excluding intercompany liabilities and liabilities of a type not required to be reflected as a liability on the balance sheet of such subsidiaries in accordance with generally accepted accounting practices) as to which the Notes would have been effectively structurally subordinated. The Indenture does not limit the amount of future indebtedness, including Senior Indebtedness, which the Company or any of its subsidiaries can create, incur, assume or guarantee. During the continuance beyond any applicable grace period, if any, of any default of the payment of principal, premium, interest or any other payment due on any Senior Indebtedness, no payment of principal or interest on the Notes may be made by the Company. In addition, upon any distribution of assets of the Company upon any dissolution, winding up, liquidation or reorganization, the payment of the principal and interest on the Notes is subordinated to the extent provided in the Indenture to the prior payment in full of all Senior Indebtedness. By reason of the subordination, in the event of the Company's liquidation or dissolution, holders of Senior Indebtedness may receive more, ratably, and holders of the Notes may receive less, ratably, than the other creditors of the Company. In addition, the Notes are obligations exclusively of the Company and not of Vencor or any of the Company's subsidiaries. The Company's cash flow and ability to service debt, including the Notes, may be dependent upon the earnings of its subsidiaries and the distribution of those earnings to, or upon royalties, license fees, loans or other payments of funds by those subsidiaries to the Company. The subsidiaries and Vencor are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Notes or to make any funds available therefor, whether by dividends, loans or other payments. In addition, the payment of dividends and the making of loans and advances to the Company by its subsidiaries may be subject to statutory, contractual or other restrictions, are dependent upon the earnings of those subsidiaries and are subject to various business considerations. In addition, the Company has issued a notice of repurchase right entitling the holders of the Notes to have their Notes repurchased for an amount equal to 100% of the principal amount of the Note, together with accrued interest to the repurchase date. The repurchase date is scheduled for May 12, 1997.

     On March 21, 1997, the Company and the Trustee entered into a Supplemental Indenture (the "Supplemental Indenture") to the Indenture. The Supplemental Indenture provides, in accordance with the provisions of the Indenture, that as a result of the Merger, each Note is convertible into the kind and amount of shares of stock and other securities or property or assets (including cash) receivable by a holder of a number of Shares which would have been issuable to such holder, if such holder had converted immediately prior to the effective time of the Merger. As a result thereof, the Notes are convertible solely into cash.

     COMPETITION

     The Company anticipates that competition in providing rehabilitation services to skilled nursing facilities will continue to increase. The Company competes with contract rehabilitation companies for contracts with skilled nursing facilities. In addition, many of the Company's existing and potential customers are developing subacute care programs within their facilities. The development and management by skilled nursing facilities of their own subacute care programs could adversely affect the Company's ability to maintain and grow its rehabilitation management programs.

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


ITEM 2.  PROPERTIES

     As of March 14, 1997, the Company operated 27 owned and leased inpatient facilities with a total of 3,787 beds. Fourteen of such facilities, with a total of 1,929 beds, are owned by the Company. Thirteen of such facilities, with a total of 1,858 beds, are leased. The Company's rights as lessee could be subject to termination if the lessor of a facility fails to pay its taxes, loan obligations that are secured by the facility, if any, or other similar obligations. The Company has not experienced any such lease terminations, although there can be no assurance that the Company's rights to operate its leased facilities will not be so affected in the future. The Company's facilities are subject to various governmental zoning and use restrictions.

     The Company leases two surgery centers with the leases expiring through March 2003. In addition, the Company leases 12 occupational health centers in Arizona, California, North Carolina and Georgia. The Company owns an acute-care hospital in California which it leases to an affiliated partnership that operates the facility.

     On April 25, 1995, the Company entered into a twenty-year operating lease relating to the construction and lease of approximately 107,000 square feet of corporate office space. The lease agreement provides for an annual base lease rate of approximately $1.8 million adjusted annually for inflation. In addition to the base lease rate, the Company will pay certain building operating costs. The lease term began in July 1996 upon completion of the office building. The Company also purchased an adjacent 6.2 acre parcel of land for $1.1 million on July 16, 1996.


ITEM 3.  LEGAL MATTERS

     The Company is, and may in the future be, party to litigation arising in the course of its business. There can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities occurring out of such claims or that any such claims will be covered by the Company's insurance. Any material claim that is not covered by insurance may have an adverse effect on the Company's business.

     On March 15, 1996, the Company filed a lawsuit in the United States District Court for the Northern District of Georgia, Atlanta Division, against the sellers of the SMS Business and certain of their affiliates alleging various claims, including misrepresentations in connection with the sale of the SMS Business. The lawsuit was transferred to the United States District Court for the Middle District of Florida in Jacksonville. There is currently pending before the court a motion for summary judgment filed by the SMS affiliates. No trial date has been set. The SMS acquisition agreements included an earn-out pursuant to which 888,889 shares of TheraTx common stock were issued into escrow and up to an additional $20.0 million in TheraTx common stock or cash would be paid to the sellers if certain financial performance objectives were achieved by the SMS Business during the eleven month period ended February 29, 1996. The Company's position is that the sellers of the SMS Business, as a group, are not entitled to the earn-out payment as the financial performance of the SMS Business was, as a whole, significantly below the threshold entitling the sellers to any payment under the earn-out. As a result, the Company has canceled 762,131 shares of the escrowed shares. The remaining shares were tendered in connection with the Tender Offer and the funds to be received will be placed in escrow. While the Company believes it has valid claims and that the sellers are not entitled to either the proceeds of the escrowed shares or any additional consideration, the sellers filed a lawsuit against the Company on April 2, 1996 in the Circuit Court for Duval County, Florida, alleging, among other things, breach of contract and violation of Florida securities laws, and claiming unspecified damages. While the Company believes that such claims are without merit, in the event the SMS sellers were to ultimately prevail on their claims, it could have a material adverse effect on the Company's financial condition. No trial date is set. Discovery is proceeding in both cases.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        Omitted pursuant to Instruction I.(2)(c) of Form 10-K.



                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Prior to the Merger, the Shares traded in the over-the-counter market and were quoted on the Nasdaq National Market under the symbol "THTX." As a result of the Merger, all of the Company's common equity is held by Vencor.

     As of April 3, 1997, the Shares were held by Vencor as the only stockholder of record.

THE NOTES

     The Company's 8% Convertible Subordinated Debentures due 2002 (the "Notes") were originally issued in a private placement on February 16, 1995. Prior to August 23, 1995, there was no public market for the Notes, although the Notes were eligible for trading in the PORTAL Market. The registered Notes trade on The Nasdaq Small-Cap Market under the symbol "THTXG." There can be no assurance that an active trading market for the Notes will develop or, if such market develops, as to the liquidity or sustainability of such a market. On March 14, 1997, the last reported sale price of the Notes on The Nasdaq Small-Cap Market was $100 per Note. The Notes, as a result of the Merger, are no longer convertible into shares. There can be no assurance that Nasdaq will continue to permit the Notes to trade.

DIVIDEND POLICY

     The Company has not paid or declared any cash dividends on its capital stock since inception.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for TheraTx for each of the five years in the period ended December 31, 1996 are derived from the Company's consolidated financial statements. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the other financial information included or incorporated by reference herein.

STATEMENT OF OPERATIONS DATA: (1)
(In thousands, except per share data)

                                                              YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                               1992         1993          1994      1995      1996
                                               ----         ----          ----      ----      ----
Net revenues..............................   $46,329      $76,427      $174,282  $314,176  $391,155
Income (loss) from operations.............    (1,461)      (5,116)       16,990    30,675    48,579
Income (loss) before income taxes,
 minority interest and extraordinary item.    (1,286)      (5,474)       14,564    20,773    36,116
Income (loss) before minority interest
 and extraordinary item...................    (2,554)      (4,035)       11,147    11,184    22,752
Income (loss) before extraordinary item...    (2,557)      (3,466)       11,593    11,257    22,717
Net income (loss).........................    (2,557)      (3,466)       11,593    10,829    21,583
Earnings (loss) per common share:
  Income (loss) before extraordinary item.   $ (0.47)     $ (0.57)     $   0.73  $   0.55  $   1.11
  Net income (loss).......................     (0.47)       (0.57)         0.73      0.53      1.05
Weighted average shares outstanding.......     5,400        6,092        15,972    20,407    20,544

BALANCE SHEET DATA: (1)
(In thousands)

                                                       DECEMBER 31,
                            ----------------------------------------------------------------
                              1992           1993          1994          1995          1996
                              ----           ----          ----          ----          ----
Cash and cash equivalents.. $ 5,041        $ 5,739      $ 11,560      $ 10,530      $ 10,708
Working capital............  15,136         11,672        49,320        71,270       108,551
Intangible assets, net.....   4,530          2,234        27,427        97,844       104,284
Total assets...............  45,195         51,370       181,985       329,798       385,322
Total debt.................   9,488         17,328        46,952       152,397       178,266
Total stockholders' equity.  28,128         24,941       110,244       139,899       162,374

(1) Gives effect to the acquisitions of Respiratory Care Services, Inc. ("RCS") and Helian Health Group, Inc. ("Helian"), which have been recorded as poolings of interests.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     TheraTx provides outcomes-oriented healthcare services with a focus in two specialized practice areas: postacute care and occupational health.

     TheraTx provides subacute rehabilitation and respiratory therapy program management services to skilled nursing facilities and operates owned, leased and managed inpatient facilities that provide a broad range of subacute, specialty and basic medical and other geriatric services. Subacute care is provided to patients who (i) are medically stable but fragile, and recovering from an accident, illness or surgery; (ii) require a coordinated array of extensive nursing, rehabilitation or other ancillary services in an inpatient setting; and (iii) have clearly defined discharge goals, generally to their homes or other community settings. Subacute care providers bridge the gap between higher-cost acute-care hospitals and similar providers and lower-cost traditional skilled nursing facilities that lack the intensive coordinated services required to care for higher acuity patients.

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

     In addition to its primary practice areas, TheraTx operates outpatient surgery centers; owns and operates an acute-care specialty hospital; provides respiratory therapy and related services to hospitals; and provides medical supply distribution and related services to the long-term care industry.

MERGERS AND ACQUISITIONS

     On February 9, 1997, the Company entered into an Agreement and Plan of Merger with Vencor, Inc. ("Vencor") and Peach Acquisition Corp., a wholly owned subsidiary of Vencor ("Peach"), pursuant to which Peach commenced a Tender Offer on February 14, 1997 to purchase all of the outstanding Shares of the Company's Common Stock and the associated rights to purchase Series A Junior Participating Stock at a cash price of $17.10 per share (the "Tender Offer"). The Tender Offer expired on March 18, 1997 and Vencor purchased approximately 99% of the outstanding Shares of the Company's Common Stock at that time. Following the merger, the Company became a wholly-owned subsidiary of Vencor. The Shares of Common Stock that were not acquired in the Tender Offer have been converted into the right to receive $17.10 per share in cash.

     Effective May 5, 1995, TheraTx completed a merger with RCS in which TheraTx issued approximately 724,000 Shares of common stock in exchange for all outstanding common stock of RCS. RCS provides respiratory care services, cardiopulmonary services and sleep diagnostic services in acute-care hospitals and subacute facilities. RCS also sells and rents home durable medical equipment. On December 28, 1995, TheraTx completed a merger with Helian in which TheraTx issued approximately 2,456,000 Shares of common stock in exchange for all outstanding Shares of common stock of Helian. Helian provides occupational healthcare and related services in eleven outpatient clinics and operates three ambulatory surgery centers and one surgical specialty hospital. These transactions have been accounted for as poolings of interests and, accordingly, the consolidated financial results have been restated for all periods prior to the acquisitions to give effect to the results of RCS and Helian.

     On May 31, 1994, TheraTx acquired PersonaCare, Inc. ("PersonaCare"), a company that operates owned and leased inpatient facilities that provide a broad range of subacute, specialty, and basic medical and other geriatric services. Effective April 1, 1995, the Company acquired certain assets and assumed certain liabilities from eight companies managed by Southern Management Services, Inc. ("SMS"), including five skilled nursing facilities, an adult congregate living facility, a medical products distribution company and a Medicare Part B billing and supply service company (collectively, the "SMS Business"). Also, as a result of four acquisitions, the Company added a leased inpatient facility in July 1994, an owned inpatient facility in February 1995, a leased inpatient facility in June 1995 and three leased inpatient facilities in October 1995. These acquisitions have been recorded using the purchase method of accounting. Accordingly, operating results for the acquired businesses are included in the Company's consolidated results of operations subsequent to the respective dates of acquisition.

     The purchase of the SMS Business primarily was financed with proceeds from the February 1995 private placement of $100.0 million of seven-year convertible subordinated notes, due 2002, with a coupon rate of 8% (the "Notes"). In conjunction with the merger with Vencor, pursuant to the terms of the convertible subordinated notes, the Company is required to offer to repurchase the notes for 100% of the principal amount, together with accrued interest, within fifteen days after the expiration of the Tender Offer.

OVERVIEW

     TheraTx's patient care revenues primarily are derived from providing rehabilitation management programs to skilled nursing facilities, inpatient healthcare services to subacute and long-term care patients and outpatient treatment of work-related injuries. The growth in the Company's patient care revenues primarily has been attributable to an increase in the number of rehabilitation management programs and the acquisition of inpatient skilled nursing facilities. To a lesser extent, such growth has been due to increased net revenues per rehabilitation management program. Typically, the net revenues generated by a new rehabilitation management program increase substantially for a period of less than twelve months; thereafter the rate of growth decreases. Also contributing to the growth in patient care revenues has been the Company's increased focus on treating short-stay, subacute patients in the Company's skilled nursing facilities. Subacute patients generally require more intensive skilled nursing care and rehabilitation, and more pharmacy and other ancillary medical services than do patients with lower acuity.

     The following table provides certain information related to the Company's patient care operations. The data for all periods give effect to the Helian and RCS mergers which have been accounted for as poolings of interests.

                                                                 YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                               1994        1995         1996
                                                               ----        ----         ----
SUBACUTE AND LONG-TERM CARE
 Rehabilitation management programs:
  Number of programs (1)(2)..............................      125          175          216
  Average revenue per program per year (in thousands) (3)   $  830       $  894       $  885
  Average length of stay in days.........................       23           24           22
 Inpatient facilities:
  Number of owned and leased facilities (1)..............       13           25           27
  Number of managed facilities (1).......................       --            3            2
  Licensed beds (1)(4)...................................    1,688        3,159        3,787
  Average daily census...................................    1,417        2,749        3,305
  Payor mix: (5)
   Medicare..............................................     27.3  %      23.2  %      33.3  %
   Private, managed care and other.......................     56.4         51.6         38.7
   Medicaid..............................................     16.3         25.2         28.0

OCCUPATIONAL HEALTHCARE
  Number of outpatient clinics (1).......................       11           11           16
  Outpatient clinic visits per year (in thousands).......      292          309          332

CONSOLIDATED
  Payor mix (6):
   Medicare..............................................     53.3  %      53.0  %      54.1  %
   Private, managed care and other.......................     41.9         36.7         31.9
   Medicaid..............................................      4.8         10.3         14.0
  Revenue mix (7):
   Rehabilitation subacute...............................     56.0  %      58.9  %      57.6  %
   Medical subacute......................................      9.4          4.9          4.8
   Occupational medicine and services....................     16.7          8.9          6.8
   Basic healthcare......................................     16.1         24.4         29.6
   Other specialty.......................................      1.8          2.9          1.2

------------------

(1)  Numbers expressed are at end of period.

(2) At December 31, 1994, 1995, and 1996, the number of rehabilitation management programs includes twelve, twenty, and twenty-two programs, respectively, in operation at the Company's skilled nursing facilities.

(3) Represents the aggregate net revenues from rehabilitation management programs during the period divided by the average of the number of programs in operation at the beginning and end of the period. Includes revenue from rehabilitation management programs for therapy services provided in the Company's skilled nursing facilities.

(4) Does not include 450 and 208 licensed beds in inpatient facilities operated under management agreements for years ended 1995 and 1996, respectively.

(5) Excludes rehabilitation therapy services revenues included in the Company's rehabilitation management program revenues. The period ended December 31, 1994 includes revenues in inpatient facilities subsequent to May 31, 1994, the date of the PersonaCare acquisition.

(6) Excludes revenues from certain respiratory therapy services and sales of medical supplies and related services.

(7) Excludes revenues from management fees and other services and sales of medical supplies and related services.

RESULTS OF OPERATIONS

     The following table sets forth for the years ended December 31, 1994, 1995, and 1996, the percentage relationship to net revenues of certain costs, expenses and income together with the change of such items from period to period on a percentage basis.


                                                         PERCENTAGE OF                            PERCENTAGE CHANGE
                                                           REVENUES                      -----------------------------------
                                                    YEAR ENDED DECEMBER 31,                    1995               1996
                                        -----------------------------------------------        OVER               OVER
                                             1994            1995            1996              1994               1995
                                        --------------  --------------  ---------------  -----------------  ----------------
Revenues:
 Patient care revenues, net...........       96.9  %         91.5  %          92.0  %            70.2  %           25.3  %
 Management services and other........        2.2             2.2              2.7               78.2              54.4
 Sales of medical supplies and
 related services.....................        0.9             6.3              5.3            1,164.8               3.2
                                            -----           -----            -----
   Total net revenues.................      100.0           100.0            100.0               80.3              24.5
Operating costs and expenses:
 Costs of revenues:
  Salaries, wages and benefits(1).....       56.2            57.0             56.5               72.9              24.9
  Other operating expenses(1).........       14.1            15.2             14.8               84.1              22.2
  Cost of medical supply sales and
  related services(2).................       38.8            81.3             80.9            2,547.0               2.7
 Corporate, general and administrative       14.4            10.6             10.1               32.9              19.1
 Depreciation and amortization........        3.3             3.0              2.8               61.4              18.8
 Rent.................................        2.6             2.5              2.8               68.0              44.2
 Merger costs.........................         --             1.5               --                N/A               N/A
     Total operating costs and
       expenses.......................       90.3            90.2             87.6               80.2              20.8
Income from operations................        9.7             9.8             12.4               80.5              58.4
Interest and other expense, net.......        1.4             3.2              3.2              308.2              25.9
Income before income taxes, minority
  interest and extraordinary item.....        8.4             6.6              9.2               42.6              73.9
Provision for income taxes............        2.0             3.0              3.4              180.6              39.4
Income before minority interest and
  extraordinary item..................        6.4             3.6              5.8                0.3             103.4
Minority interest.....................        0.3              --               --              (83.6)           (147.9)
Income before extraordinary item......        6.7             3.6              5.8               (2.9)            101.8
Extraordinary item, net of taxes......         --            (0.1)            (0.3)               N/A               N/A
Net income............................        6.7             3.5              5.5               (6.6)             99.3

(1) Calculated as a percentage of patient care revenues, net and management services and other revenues.

(2) Calculated as a percentage of sales of medical supplies and related services.

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Patient care revenues, net. The increase in patient care revenues, net for the year ended December 31, 1996 over the corresponding period in 1995 primarily was attributable to the growth in rehabilitation management programs and the acquisition of inpatient skilled nursing facilities. Rehabilitation management programs experienced approximately 29% revenue growth from 1995 to 1996. This increase primarily is due to the increase in the number of rehabilitation management programs from December 31, 1995 to December 31, 1996 and revenue growth in maturing programs. Patient care revenues during 1996 included revenue from two leased facilities added during 1996 as well as revenue for all of 1996 from the six owned facilities added subsequent to March 31, 1995, and revenue from five leased facilities added subsequent to February 1, 1995.

     Management services and other. Management services and other revenues increased during the year ended December 31, 1996 over the same period in 1995 primarily as a result of the addition of staffing services related to the recruitment and temporary placement of therapists. The remainder of the increase primarily was due to the acquisition of management contracts for four occupational healthcare clinics during the first quarter of 1996 and the addition of two inpatient facilities operated under management agreements subsequent to October 1, 1995.

     Sales of medical supplies and related services. The increase in sales of medical supplies and related services for the year ended December 31, 1996 over the same period of 1995 primarily relates to the inclusion of revenues for the entire year from the medical products distribution company and the Part B billing and supply service company acquired April 1, 1995 in the acquisition of the SMS business. The increase in sales resulting from the inclusion of these revenues for the entire 1996 period is partially offset by the loss of a large customer in the first quarter of 1996.

     Salaries, wages and benefits. Of the increase in salaries, wages and benefits during 1996 over 1995, approximately 60% was attributable to personnel costs resulting from the addition of clinicians required to staff new rehabilitation management programs. The remainder of the increase during 1996 over 1995 primarily was attributable to personnel costs at owned and leased inpatient facilities added during 1995 and 1996.

     Other operating expenses. The majority of the increase in other operating expenses during 1996 over 1995 was due to costs at owned and leased inpatient facilities added during 1995 and 1996. Also contributing to the increase in other operating expenses during 1996 over 1995 was the increase in the number of rehabilitation management programs during 1996.

     Cost of medical supply sales and related services. The cost of medical supply sales and related services increased slightly; however, as a percentage of sales of medical supplies and related services, cost of medical supply sales and related services remained relatively flat in 1996 from 1995.

     Corporate, general and administrative. Corporate, general and administrative expenses increased during 1996 over 1995 primarily as a result of higher costs necessary to support the growth in rehabilitation management programs and the addition of owned and leased inpatient facilities.

     Depreciation and amortization. Depreciation and amortization increased during 1996, as compared to 1995, primarily as a result of the owned and leased facilities acquired subsequent to March 31, 1995 and the medical products distribution company and the Part B billing and supply service company acquired April 1, 1995. Also contributing to the increase in depreciation and amortization expense during 1996 over 1995 was depreciation on asset additions required to support the growth in rehabilitation management programs.

     Rent. Rent expense increased during 1996 over 1995 primarily due to the addition of five leased facilities in late 1995 and the addition of two leased facilities in early 1996. To a lesser extent, the remainder of the increase relates to additional corporate office space.

     Interest and other expense, net. The increase in interest and other expense, net for 1996, as compared to 1995, primarily was related to interest expense on additional debt drawn under the Company's credit facility and a full year of interest incurred on the Company's 8% Convertible Subordinated Debentures due 2002 (the "Notes") issued in February 1995. Interest and other expense for 1996 reflected a gain recorded on the sale of a portion of the Company's partnership interest in an ambulatory surgery center. Interest and other expense for 1995 was partially offset by interest income of approximately $965,000 earned on the proceeds from the Notes prior to their use in the April 1, 1995 acquisition of SMS.

     Provision for income taxes. The Company's effective tax rate for 1996 was 37.0% as compared to 46.2% in 1995.

     Extraordinary item. During 1996, the Company recorded charges in connection with the write-off of certain assets and the direct costs related to the closure of an ambulatory surgery center. During 1995, the Company wrote off deferred financing costs in connection with refinancing its revolving credit facility and recorded charges related to the early extinquishment of certain debt. These charges have been recorded as an extraordinary item during 1996 and 1995, respectively. The 1996 charges were classified as an extraordinary item as required by APB 16, Business Combinations, based on the following: (i) the 1995 operating loss incurred by the surgery center is significant to the 1995 operating results of the former Helian business, (ii) the loss on the closure is material in relation to the 1996 operating performance of the former Helian business and (iii) the surgery center operations were discontinued within two years of the effective date of the Helian merger.

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Patient care revenues, net. Patient care revenues, net increased during 1995 over 1994 primarily as a result of the acquisition of inpatient skilled nursing facilities and growth in rehabilitation management programs. Patient care revenues during 1995 included revenue from twelve owned and leased facilities added during 1995 as well as revenue for all of 1995 from the twelve owned and leased PersonaCare facilities acquired May 31, 1994 and the leased inpatient facility added July 1994. Rehabilitation management programs experienced approximately 61% revenue growth from 1994 to 1995. Approximately 63% of this revenue growth was related to rehabilitation management programs that became operational during 1995. The remaining 37% of the increase in revenues from rehabilitation management programs resulted from growth in revenues from programs in operation prior to January 1, 1995, partially offset by reductions in revenues from programs terminated during 1995. The Company added 81 rehabilitation management programs during 1995 and terminated 31 programs, ending the year with 175 programs.

     Management services and other. Management services and other revenues increased during 1995 over 1994 primarily as a result of the addition of staffing services related to the recruitment and temporary placement of therapists during 1995.

     Sales of medical supplies and related services. The increase in sales of medical supplies and related services during 1995 over 1994 primarily was due to the inclusion of revenues from the medical products distribution company and the Part B billing and supply service company acquired April 1, 1995 in the acquisition of the SMS Business.

     Salaries, wages and benefits. Of the increase in salaries, wages and benefits during 1995 over 1994, approximately 51% was attributable to personnel costs at owned and leased inpatient facilities added during 1994 and 1995. The remainder of the increase in salaries, wages and benefits during 1995 over 1994 primarily was attributable to increased personnel costs resulting from the addition of clinicians required to staff new rehabilitation management programs.

     Other operating expenses. Approximately 79% of the increase in other operating expenses during 1995 over 1994 was due to costs at owned and leased inpatient facilities added during 1994 and 1995. The remainder of the increase during 1995 over 1994 primarily was attributable to the increase in the number of rehabilitation management programs during 1995.

     Cost of medical supply sales and related services. The increase in the cost of medical supply sales and related services during 1995 over 1994 primarily was attributable to revenues generated by the medical products distribution company and the Part B billing and supply service company acquired during 1995.

     Corporate, general and administrative. Corporate, general and administrative expenses increased during 1995 over 1994 primarily as a result of higher costs necessary to support the growth in rehabilitation management programs and the addition of owned and leased inpatient facilities. Corporate, general and administrative expenses decreased as a percentage of revenues during 1995 from 1994 primarily due to the growth in net revenues combined with efficiencies realized from the Company's prior investments in personnel, information systems and administrative support functions.

     Depreciation and amortization. Depreciation and amortization increased during 1995, as compared to 1994, primarily as a result of the owned and leased facilities acquired during 1994 and 1995 and the medical products distribution company and the Part B billing and supply service company acquired during 1995.

     Rent. Rent expense increased during 1995 over 1994 primarily due to the addition of seven leased inpatient facilities during 1994 and five leased inpatient facilities during 1995.

     Merger costs. During 1995, the Company recorded $4.6 million of merger costs and related expenses in connection with the Helian and RCS mergers.

     Interest and other expense, net. The increase in interest and other expense, net for 1995, as compared to 1994, primarily was related to interest incurred on the Notes issued in February 1995. To a lesser extent, interest expense incurred on debt related to the owned and leased facilities acquired from PersonaCare and additional debt drawn under the Company's credit facility also contributed to the increase in interest expense during 1995. Interest and other expense during 1995 also included charges of $542,000 related to losses incurred on the sale of a diagnostic imaging clinic and the write-off of equipment. The increase in interest and other expense, net was partially offset by interest income of $2.4 million earned during 1995 and a reduction of interest expense resulting from the repayment of debt out of proceeds from the initial public offering.

     Provision for income taxes. The Company's effective tax rate for 1995 was 46.2% as compared to 23.5% in 1994. The 1995 effective rate is higher than the statutory rate primarily due to non-deductible merger costs recorded during the period and state taxes. The Company's 1994 effective tax rate is lower than the statutory rate primarily due to the benefit of net operating loss carryforwards utilized during the period.

     Extraordinary item. During 1995, the Company wrote off deferred financing costs in connection with refinancing its revolving credit facility and incurred charges related to the early extinguishment of certain debt. These costs were recorded as an extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

     During September 1994, TheraTx repaid $13.4 million of mortgage debt and accrued interest out of the net proceeds received from the initial public offering and restructured $33.0 million of mortgage debt in conjunction with a Revolving Credit Facility (the "Revolving Credit Facility"). The Revolving Credit Facility was refinanced on May 8, 1995 with a $125.0 million Senior Credit Facility ("Senior Credit Facility") with a group of lenders. In conjunction with the merger with Vencor, the Company entered into a note payable to Vencor upon demand (the "Vencor Note"). Advances under the Vencor Note are to be used to repay existing debt and to fund working capital requirements, purchases of property and equipment, acquisitions and general corporate requirements. On March 18, 1997, all borrowings under the Senior Credit Facility were repaid and the Senior Credit Facility was terminated. The Company also repaid approximately $1.3 million in debt outstanding. As of March 31, 1997, approximately $95 million was outstanding under the Vencor Note.

     Accounts receivable, net of allowances were $76.8 million and $103.2 million at December 31, 1995 and 1996, respectively. Estimated settlements due from third-party payors aggregated $7.1 million and $11.8 million at December 31, 1995 and 1996, respectively.

     On February 16, 1995, TheraTx completed the private placement of the Notes and received proceeds of $96.5 million, net of commissions and financing costs. The Notes are redeemable at the option of TheraTx after February 3, 1998. As a result of the merger with Vencor, pursuant to the terms of the Indenture, the Company is required to offer to repurchase the Notes for 100% of the principal amount, together with accrued interest, within fifteen days after the expiration of the Tender Offer. Proceeds from the sale of the Notes primarily were used to fund the acquisition of the SMS Business.

     Effective April 1, 1995, the Company acquired certain of the assets and assumed certain liabilities from eight companies managed by Southern Management Services, Inc. ("SMS"), including five skilled nursing facilities, an adult congregate living facility, a medical products distribution company and a Medicare Part B billing and supply service company (collectively, the "SMS Business"). The purchase price paid by the Company for the SMS Business included (i) approximately $34,180,000 in cash paid at closing by the Company to certain lenders of the SMS Business in connection with the retirement of bank debt and mortgage debt and (ii) $43,250,000 in cash and 1,097,407 shares of the Company's common stock. In addition, 888,889 shares of the Company's common stock were issued into escrow (the "Escrow Shares"). The Escrow Shares were to be released if certain financial goals for the SMS Business were achieved during the period commencing April 1, 1995 and ending February 29, 1996 ("the Earn-Out Period"), and the purchase price was to be further increased by as much as $20,000,000 payable in either shares of the Company's stock or cash, at the option of the sellers, if certain financial goals were exceeded during the Earn-Out Period. The Company has concluded that the sellers of the SMS Business are not entitled to the Escrow Shares and are not entitled to any earn-out payment as the financial performance of the SMS Business was, as a whole, significantly below the threshold entitling the sellers to any payment under the earn-out. As a result, none of the Escrow Shares are included as outstanding as of December 31, 1996 for financial reporting purposes. The holders of shares received in the acquisition have certain registration rights.

     During 1995, the Company acquired Lafayette Health Care Center, Inc., Tucker Nursing Center, Inc. and Horizon Health Care Services, Inc. TheraTx paid $6,700,000 in cash and issued 112,150 shares of common stock in connection with these acquisitions. Tucker Nursing Center, Inc. operates a 148-bed skilled nursing facility under a ten-year lease that began April 1, 1995.
Under the terms of the lease agreement, the owner of the facility has the right to require the Company to purchase the facility for $7,300,000 at any time during the term of the lease.

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

     During 1996, the Company acquired WCMC Management, Inc., Professional Rehabilitation Associates, Inc., Occupational Health International, P.C., NFM, Inc. and an occupational medical clinic in the Raleigh, North Carolina area for $9.9 million in cash and a short-term promissory note for $1.5 million.

     TheraTx currently has no material commitments for capital expenditures, other than as discussed in the preceding paragraphs. TheraTx believes that its future capital requirements will depend upon a number of factors, including the amount of cash generated from operations and the rate at which TheraTx grows through additional sites, expanded services and acquisitions.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Executive Officers and Directors - Omitted pursuant to Instruction I.(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION - Omitted pursuant to Instruction I.(2)(c) of Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Omitted pursuant to Instruction I.(2)(c) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted pursuant to Instruction I.(2)(c) of Form 10-K.



                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (A)(1)  FINANCIAL STATEMENTS:

     The Company's financial statements appear in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                                         Page
TheraTx, Incorporated
 Report of Ernst & Young LLP, Independent Auditors.....................................  F-1
 Report of Independent Accountants.....................................................  F-2
 Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996..............................................................................  F-3
 Consolidated Balance Sheets as of December 31, 1995 and 1996..........................  F-4
 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994,
1995 and 1996..........................................................................  F-5
 Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and
1996...................................................................................  F-6
 Notes to Consolidated Financial Statements............................................  F-7

     (2)  FINANCIAL STATEMENT SCHEDULES:

     The financial statement schedules of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

                                                                                 Page
                                                                                 ----
TheraTx, Incorporated
 Schedule II -- Valuation and Qualifying Accounts............................... S-1

     (3)  EXHIBITS:

EXHIBIT NO.

*     2.1  Agreement and Plan of Reorganization dated as of May 6, 1994 by and among Registrant, PC
           Acquisition Corp., a Delaware corporation, PersonaCare, Inc., a Delaware corporation
           ("PersonaCare") and the principal stockholders named therein.  Incorporated by reference to exhibit 2.2 to the Registration Statement on Form S-1, Registration No. 33-78786.

*     2.2  Asset Purchase Agreement entered into as of January 13, 1995 by and among TheraTx
           Healthcare Management, Inc., TheraTx Medical Supplies, Inc., Registrant, Med-Care
           Services Northeast, Inc., Med-Care Services, Inc., Tri-City Medical Corporation, and
           Tri-Medical Supply, Inc. of Georgia.  Incorporated by reference as exhibit (i) to the
           Current Report on Form 8-K dated April 4, 1995.

*     2.3  Asset Purchase Agreement entered into as of January 13, 1995 by and among PersonaCare of
           St. Petersburg, Inc., PersonaCare of Pompano East, Inc., PersonaCare of Pompano West,
           Inc., PersonaCare of Clearwater, Inc., Registrant, Highland Pines Nursing Manor, Inc.,
           Abbey Land Corporation, and Southern Management of Pompano Beach, Inc.  Incorporated by
           reference as exhibit (ii) to the Current Report on Form 8-K dated April 4, 1995.

*     2.4  Asset Purchase Agreement entered into as of January 13, 1995 by and among PersonaCare of
           Bradenton, Inc., Registrant, and Bradenton Care Center, Ltd.  Incorporated by reference as exhibit  (iii) to the Current Report on Form 8-K dated April 4, 1995.




*     2.5  Earn-Out, Indemnity and Escrow Agreement entered into as of April 4, 1995 by and among
           Registrant, Med-Care Services Northeast, Inc., Med-Care Services, Inc., Tri-City Medical
           Corporation, Tri-Medical Supply, Inc. of Georgia, Highland Pines Nursing Manor, Inc.,
           Abbey Land Corporation, Southern Management of Pompano Beach, Inc., and Jonathan H.
           Glenn.  Incorporated by reference as exhibit (iv) to the Current Report on Form 8-K dated April 4, 1995.

*     2.6  Earn-Out, Indemnity and Escrow Agreement entered into as of April 4, 1995 by and among
           Registrant, Bradenton Care Center, Ltd., and Jonathan H. Glenn.  Incorporated by
           reference as exhibit (v) to the Current Report on Form 8-K dated April 4, 1995.

*     2.7  Merger Agreement and Plan of Consolidation, dated as of April 12, 1995 among Registrant,
           RCS Acquisition Corp., Respiratory Care Services, Inc., SleepCorp, Inc., Therapy
           Management Corporation and the Management Stockholders, as amended by that certain
           Agreement dated as of April 28, 1995.  Incorporated by reference as exhibit 2.7 to the
           Registration Statement on Form S-1, Registration No. 33-92402.

*     2.8  Escrow and Indemnity Agreement, entered into as of May 4, 1995 among Registrant, each of the stockholders who are signatories thereto and Jonathan H. Glenn.  Incorporated by reference as exhibit 2.8 to the Registration Statement on Form S-1, Registration No.
           33-92402.

*     2.9  Agreement and Plan of Merger dated as of August 29, 1995 by and among Registrant,
           Atlanta Acquisition Corp., a Delaware corporation, and Helian Health Group, Inc., a
           Delaware corporation.  Incorporated by reference as exhibit 2.1 to the Registration
           Statement on Form S-4, Registration No. 33-99476.

*    2.10  Agreement and Plan of Merger dated as of February 9, 1997, among Registrant, Vencor,
           Inc. and Peach Acquisition Corp.  Incorporated by reference as exhibit 2.1 to the current report on Form 8-K filed on February 11, 1997.

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
           33-92404.

*     4.1  Indenture, dated February 15, 1995 between Registrant and The First National Bank of
           Boston, as Trustee.  Incorporated by reference to exhibit 4.5 to Amendment No. 1 of the
           Annual Report on Form 10-K for the year ended December 31, 1994.

      4.2  First Supplemental Indenture, dated as of March 21, 1997, between Registrant and State
           Street Bank and Trust Company, as successor trustee.

*     4.3  Form of 8% Convertible Subordinated Note due 2002.  Incorporated by reference as exhibit
           4.5.1 to the Registration Statement on Form S-1, Registration No. 33-92402.

*     4.4  Registration Rights Agreement, dated February 9, 1995 among Registrant and the Initial
           Purchasers defined therein.  Incorporated by reference to exhibit 4.6 to Amendment No. 1 of the Annual Report on 10-K for the year ended December 31, 1994.

*    10.1  Form of Indemnification Agreement for the Registrant's directors.  Incorporated by reference to exhibit 10.13 to the Registration Statement on Form S-1, Registration No.
           33-78786.

*    10.2  Lease dated January 1, 1988 by and between Stamford Health Associates Limited
           Partnership ("SHALP") and Courtland Gardens Health Center, Inc.  Incorporated by
           reference to exhibit 10.14 to the Registration Statement on Form S-1, Registration No.
           33-78786.

*    10.3  Lease dated January 1, 1988 by and between SHALP and Homestead Health Center, Inc.
           Incorporated by reference to exhibit 10.15 to the Registration Statement on Form S-1,
           Registration No. 33-78786.

*    10.4  Lease dated January 1, 1988 by and between SHALP and Courtland Gardens Residence, Inc.
           Incorporated by reference to exhibit 10.16 to the Registration Statement on Form S-1,
           Registration No. 33-78786.

*    10.5  Lease Agreement dated October 18, 1993 by and between Health Care REIT, Inc. ("HCRI")
           and PersonaCare of Owensboro, Inc.  Incorporated by reference to exhibit 10.17 to the
           Registration Statement on Form S-1, Registration No. 33-78786.

*    10.6  First Amended and Restated Lease Agreement dated January 1, 1993 by and between HCRI and
           PersonaCare of Pennsylvania, Inc. (the "Easton Lease") together with Second Amendment dated April 1,




           1994.  Incorporated by reference to exhibit 10.18 to the Registration Statement on Form
           S-1, Registration No. 33-78786.

*    10.7  Lease Agreement dated April 20, 1993 by and between HCRI and PersonaCare of San Antonio,
           Inc. (the "San Antonio Lease").  Incorporated by reference to exhibit 10.19 to the
           Registration Statement on Form S-1, Registration No. 33-78786.

*    10.8  Agreement Regarding Amendment of Leases dated October 18, 1993 with HCRI amending the
           Easton Lease and the San Antonio Lease.  Incorporated by reference to exhibit 10.20 to the Registration Statement on Form S-1, Registration No. 33-78786.

*    10.9  Lease dated March 1, 1994 by and between Triple Springs, Inc. and PersonaCare of
           Huntsville, Inc., as amended.  Incorporated by reference to exhibit 10.21 to the
           Registration Statement on Form S-1, Registration No. 33-78786.

     11.1  TheraTx, Incorporated Statement Regarding Computation of Earnings (Loss) Per Share.

     23.1  Consent of Ernst & Young L.L.P., Independent Auditors.

     23.2  Consent of Coopers & Lybrand, L.L.P., Independent Accountants (Helian Health Group, Inc.)

     27.1  Financial Data Schedule (for SEC use only).


-----------------

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

     (B)  REPORTS ON FORM 8-K:

          None

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THERATX, INCORPORATED

                                          By: /s/ JOHN A. BARDIS
                                             ----------------------------------
                                             John A. Bardis
                                             President, Chief Executive Officer
                                             and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

     SIGNATURE                             TITLE                              DATE
     ---------                             -----                              ----
/s/ JOHN A. BARDIS
---------------------
 John A. Bardis       President, Chief Executive Officer and Director         4/11/97
                               (Principal Executive Officer)

/s/ BRET W. JORGENSEN
---------------------
 Bret W. Jorgensen                       Director                             4/11/97

/s/ L. JOHN WILKERSON
---------------------
 L. John Wilkerson                       Director                             4/11/97

/s/ MICHAEL R. BARR
---------------------
 Michael R. Barr                         Director                             4/11/97

/s/ W. BRUCE LUNSFORD
---------------------
 W. Bruce Lunsford                       Director                             4/11/97

/s/ W. EARL REED, III
---------------------
 W. Earl Reed, III                       Director                             4/11/97

/s/ JILL L. FORCE
---------------------
 Jill L. Force                           Director                             4/11/97

/s/ THOMAS T. LADT
---------------------
 Thomas T. Ladt                          Director                             4/11/97

/s/ KARLA T. MOUNT
---------------------
 Karla T. Mount                   Vice President, Finance
                              (Principal Accounting Officer)

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
TheraTx, Incorporated

     We have audited the accompanying consolidated balance sheets of TheraTx, Incorporated and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements and schedule of Helian Health Group, Inc. and subsidiaries for the year ended November 30, 1994; which statements reflect total net revenues constituting 22% in 1994 and total net income of 12% in 1994 of the related consolidated totals. Those statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Helian Health Group, Inc. and subsidiaries for the year ended November 30, 1994, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TheraTx, Incorporated and Subsidiaries at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.





Atlanta, Georgia                                       ERNST & YOUNG LLP
March 21, 1997


                                     F-1.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Helian Health Group, Inc.


     We have audited the consolidated financial statements and consolidated financial statement schedule of Helian Health Group, Inc. and subsidiaries as of November 30, 1994 and for the year then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Helian Health Group, Inc. and subsidiaries as of November 30, 1994, and the results of their operations and their cash flows for the year ended November 30, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information required to be included therein.




                                                        COOPERS & LYBRAND L.L.P.

San Jose, California
February 3, 1995


                                     F-2.

                    THERATX, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)

                                                                            YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------
                                                                        1994         1995          1996
                                                                        ----         ----          ----
Revenues:
 Patient care revenues, net.........................................  $168,829     $287,365      $359,949
 Management services and other......................................     3,880        6,915        10,678
 Sales of medical supplies and related services.....................     1,573       19,896        20,528
                                                                      --------     --------      --------
   Total net revenues...............................................   174,282      314,176       391,155
Operating costs and expenses:
 Costs of revenues:
  Salaries, wages and benefits......................................    97,009      167,704       209,480
  Other operating expenses..........................................    24,303       44,753        54,707
  Cost of medical supply sales and related services.................       611       16,173        16,613
 Corporate, general and administrative..............................    25,024       33,268        39,608
 Depreciation and amortization......................................     5,745        9,274        11,022
 Rent...............................................................     4,600        7,729        11,146
 Merger costs.......................................................        --        4,600            --
                                                                      --------     --------      --------
   Total operating costs and expenses...............................   157,292      283,501       342,576
                                                                      --------     --------      --------
Income from operations..............................................    16,990       30,675        48,579
Interest and other expense, net.....................................     2,426        9,902        12,463
                                                                      --------     --------      --------
Income before income taxes, minority interest and extraordinary
  item .............................................................    14,564       20,773        36,116
Provision for income taxes..........................................     3,417        9,589        13,364
                                                                      --------     --------      --------
Income before minority interest and extraordinary item..............    11,147       11,184        22,752
Minority interest...................................................       446           73           (35)
                                                                      --------     --------      --------
Income before extraordinary item....................................    11,593       11,257        22,717
Extraordinary item, net of income taxes.............................        --         (428)       (1,134)
                                                                      --------     --------      --------
Net income..........................................................  $ 11,593     $ 10,289      $ 21,583
                                                                      ========     ========      ========
Earnings per common share:
 Income before extraordinary item...................................  $   0.73     $   0.55      $   1.11
 Extraordinary item.................................................        --        (0.02)        (0.06)
                                                                      --------     --------      --------
 Net income.........................................................  $   0.73     $   0.53      $   1.05
                                                                      ========     ========      ========
Weighted average number of shares outstanding.......................    15,972       20,407        20,544

                            See accompanying notes.

                                     F-3.

                    THERATX, INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value data)

                                                                                          DECEMBER 31,
                                                                                   -----------------------
                                       ASSETS                                        1995           1996
                                                                                   --------       --------
Current assets:
 Cash and cash equivalents.......................................................  $ 10,530       $ 10,708
 Short-term investments..........................................................     1,023             --
 Accounts receivable less allowances for doubtful accounts and denials of $8,024
   and $12,221 at December 31, 1995 and 1996, respectively.......................    76,766        103,225
 Third-party settlements.........................................................     7,084         11,822
 Prepaid expenses and other current assets.......................................     3,942          9,851
 Inventory.......................................................................     5,415          5,977
 Current note receivable.........................................................        --             10
 Receivable from stockholder.....................................................       379             --
 Income taxes receivable.........................................................     2,010            698
 Deferred income taxes...........................................................     1,737          5,527
                                                                                   --------       --------
   Total current assets..........................................................   108,886        147,818

Property and equipment, net......................................................   111,677        125,652
Intangible assets, net of accumulated amortization of $5,276 and $9,137 at
  December 31, 1995 and 1996, respectively.......................................    97,844        104,284
Long-term notes receivable.......................................................     8,404          4,910
Other assets.....................................................................     2,987          2,658
                                                                                   --------       --------
   Total assets..................................................................  $329,798       $385,322
                                                                                   ========       ========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................................................  $  9,560       $  9,292
 Accrued payroll and related expenses............................................    16,819         19,814
 Accrued interest payable........................................................     3,679          3,863
 Other accrued expenses..........................................................     6,902          5,506
 Long-term debt, current portion.................................................       656            792
                                                                                   --------       --------
   Total current liabilities.....................................................    37,616         39,267

Long-term debt, net of current portion...........................................    51,741         77,474
Subordinated debt................................................................   100,000        100,000
Other liabilities................................................................       327             47
Deferred income taxes............................................................       213          6,020
Minority interests...............................................................         2            140
Commitments and contingencies
Stockholders' equity:
 Common stock, $.001 par value:
  Authorized Shares -- 50,000; issued and outstanding shares -- 20,437 and 20,614
  at December 31, 1995 and 1996, respectively....................................        20             20
 Additional paid-in capital......................................................   121,403        122,691
 Note receivable from stockholder................................................      (100)          (100)
 Retained earnings...............................................................    18,576         39,763
                                                                                   --------       --------
   Total stockholders' equity....................................................   139,899        162,374
                                                                                   --------       --------
   Total liabilities and stockholders' equity....................................  $329,798       $385,322
                                                                                   ========       ========

                           See accompanying notes.



                                     F-4.

                    THERATX, INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)





                                                                   PREFERRED STOCK                COMMON STOCK         ADDITIONAL
                                                               ------------------------      ----------------------     PAID IN
                                                                  SHARES      PAR VALUE        SHARES     PAR VALUE     CAPITAL
                                                               ------------  ----------      -----------  ---------  -----------
Balance at January 1, 1994                                      16,465       $  17            5,963       $   6      $ 28,679
 Issuance of common stock upon exercise of stock
   options and other.......................................         --          --              294          --           648
 Issuance of common and preferred stock in connection with
   PersonaCare acquisition.................................      2,421           2              811           1        29,997
 Issuance of common stock in initial public offering.......         --          --            4,010           4        43,323
 Conversion of preferred stock.............................    (18,886)        (19)           7,909           8            11
 Repayment of officer note receivable......................         --          --               --          --            --
 Issuance of stock options.................................         --          --               --          --            90
 Purchase of common stock..................................         --          --              (57)         --          (140)
 Cash dividends paid.......................................         --          --               --          --            --
 Net income................................................         --          --               --          --            --
                                                               -------         ---           ------         ---      --------
Balance at December 31, 1994...............................         --          --           18,930          19       102,608
 Issuance of common stock upon exercise of stock options
  and other................................................         --          --              298          --           652
 Repayment of officer note receivable......................         --          --               --          --            --
 Issuance of common stock in connection with mergers and
  acquisitions.............................................         --          --            1,209           1        18,043
 Merger costs paid by former shareholders of acquired
  company..................................................         --          --               --          --           100
 Cash dividends paid.......................................         --          --               --          --            --
 Net income................................................         --          --               --          --            --
                                                               -------         ---           ------         ---      --------
Balance at December 31, 1995...............................         --          --
 Issuance of common stock upon exercise of stock options
  and other................................................         --          --              177          --         1,288
 Net loss for Helian Health Group, Inc. for the month ended
   December 31, 1995.......................................         --          --               --          --            --
 Cash dividends paid.......................................         --          --               --          --            --
 Net income................................................         --          --               --          --            --
                                                               -------         ---           ------         ---      --------
Balance at December 31, 1996                                        --         $--           20,614         $20      $122,691
                                                               =======         ===           ======         ===      ========


                                                                       NOTES                         TOTAL
                                                                  RECEIVABLE FROM    RETAINED    STOCKHOLDERS'
                                                                    STOCKHOLDERS     EARNINGS       EQUITY
                                                                    ------------     --------       ------
Balance at January 1, 1994                                          $(290)          $(3,471)      $ 24,941
 Issuance of common stock upon exercise of stock
  options and other........................................            --                --            648
 Issuance of common and preferred stock in connection with
  PersonaCare acquisition..................................            --                --         30,000
 Issuance of common stock in initial public offering.......            --                --         43,327
 Conversion of preferred stock.............................            --                --             --
 Repayment of officer note receivable......................             8                --              8
 Issuance of stock options.................................            --                --             90
 Purchase of common stock..................................            --                --           (140)
 Cash dividends paid.......................................            --              (223)          (223)
 Net income................................................            --            11,593         11,593
                                                                    -----           -------       --------
Balance at December 31, 1994...............................          (282)            7,899        110,244
 Issuance of common stock upon exercise of stock options
  and other................................................            --                --            652
 Repayment of officer note receivable......................           182                --            182
 Issuance of common stock in connection with mergers and
  acquisitions.............................................            --                --         18,044
 Merger costs paid by former shareholders of acquired
  company..................................................            --                --            100
 Cash dividends paid.......................................            --              (152)          (152)
 Net income................................................            --            10,829         10,829
                                                                    -----           -------       --------
Balance at December 31, 1995...............................          (100)           18,576        139,899
 Issuance of common stock upon exercise of stock options
  and other................................................            --                --          1,288
 Net loss for Helian Health Group, Inc. for the month ended
  December 31, 1995........................................            --              (378)          (378)
 Cash dividends paid.......................................            --               (18)           (18)
 Net income................................................            --            21,583         21,583
                                                                    -----           -------       --------
Balance at December 31, 1996                                        $(100)          $39,763       $162,374
                                                                    =====           =======       ========


                           See accompanying notes.



                                     F-5.

                    THERATX, INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                         YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   1994            1995           1996
                                                               -------------  --------------  -------------
OPERATING ACTIVITIES:
Net income...................................................    $ 11,593       $ 10,829        $ 21,583
Net loss for Helian Health Group, Inc. for the month ended
 December 31, 1995...........................................          --             --            (378)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
 Write-off of deferred financing costs.......................          --            612              --
 Disposal of business........................................          --             --           1,800
 Depreciation and amortization...............................       5,745          9,274          11,022
 Amortization of deferred financing costs....................          --            652             646
 Provisions for bad debts and denials........................       5,496          4,627           5,324
 Deferred income taxes.......................................         479            807           1,816
 Net (gain) loss on sale of assets...........................          --          1,032            (299)
 Minority interest in consolidated subsidiaries..............        (446)           (73)             35
 Other, net..................................................         (88)            27             445
 Changes in operating assets and liabilities:
  Accounts receivable and third-party settlements............     (22,587)       (37,413)        (33,636)
  Prepaid expenses and other current assets..................        (198)          (147)         (5,895)
  Inventory..................................................          --         (2,084)           (606)
  Income taxes receivable or payable.........................      (1,064)        (2,305)          1,294
  Other assets...............................................          (5)            --              --
  Accounts payable and accrued liabilities...................       2,489          9,882          (2,329)
                                                                 --------       --------        --------
Net cash provided by (used in) operating activities..........       1,414         (4,280)            822
                                                                 --------       --------        --------
INVESTING ACTIVITIES:
Acquisition of companies and payments related to
  acquisitions...............................................      (1,828)       (88,636)         (9,903)
Purchases of property and equipment..........................      (4,711)        (8,800)        (18,056)
Proceeds from sales of assets................................          --             --             647
Purchases of short-term investments..........................      (1,539)        (1,000)             --
Sales of short-term investments..............................         258          1,595           1,023
Issuance of notes receivable.................................      (4,080)           (25)             --
Repayment of notes receivable................................       1,298            177              --
Cash acquired in acquisitions................................       1,749             77             470
Other, net...................................................        (235)        (1,379)         (1,221)
                                                                 --------       --------        --------
Net cash used in investing activities........................      (9,088)       (97,991)        (27,040)
                                                                 --------       --------        --------
FINANCING ACTIVITIES:
Payments on line of credit...................................      (6,800)            --              --
Proceeds from convertible debt...............................          --        100,000              --
Proceeds from long-term debt.................................      37,210         18,105          27,000
Payments on long-term debt...................................     (56,702)       (11,334)         (2,231)
Retirement of put warrants...................................      (1,350)            --              --
Capitalized financing costs..................................        (669)        (5,000)             --
Payments on notes receivable from stockholders...............          --             --             379
Proceeds from notes payable to stockholders..................       2,070             --              --
Payments on notes payable to stockholders....................      (3,641)            --              --
Payments on capital lease obligations........................        (434)        (1,212)            (22)
Proceeds from issuance of common stock.......................      43,974            652           1,288
Other, net...................................................        (162)            30             (18)
                                                                 --------       --------        --------
Net cash provided by financing activities....................      13,496        101,241          26,396
                                                                 --------       --------        --------

Increase (decrease) in cash and cash equivalents.............       5,822         (1,030)            178
Cash and cash equivalents, beginning of year.................       5,738         11,560          10,530
                                                                 --------       --------        --------
Cash and cash equivalents, end of year.......................    $ 11,560       $ 10,530        $ 10,708
                                                                 ========       ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest.......................................    $  3,593       $  8,001        $ 12,732
Cash paid for income taxes...................................       2,554         11,442           9,637

                            See accompanying notes.

                                     F-6.

                    THERATX, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS

     TheraTx, Incorporated and its subsidiaries ("TheraTx" or the "Company") provide outcomes-oriented healthcare services with a focus in two specialized practice areas: postacute care and occupational health.

     TheraTx provides subacute rehabilitation and respiratory therapy management services to skilled nursing facilities, operates owned, leased and managed inpatient facilities that provide a broad range of subacute, specialty and basic medical and other geriatric services and provides occupational healthcare and related services in outpatient clinics. In addition to its primary practice areas, TheraTx operates outpatient surgery centers, owns and operates an acute-care specialty hospital, provides respiratory therapy and related services to hospitals and provides medical supply distribution and related services to the long-term care industry.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements of TheraTx have been prepared to give effect to the May 1, 1995 merger with Respiratory Care Services, Inc. and its majority-owned subsidiaries ("RCS") and the December 28, 1995 merger with Helian Health Group, Inc. and its majority-owned subsidiaries ("Helian"). These transactions have been accounted for as poolings of interests and, accordingly, the consolidated financial statements have been restated for all periods prior to the acquisitions to give effect to the accounts of RCS and Helian. (See Note 4.)

     Helian's financial results prior to 1996 have been prepared on a fiscal year ending November 30. Accordingly, Helian financial results for the fiscal year ending November 30 have been combined with TheraTx's results for the fiscal year ending December 31 for all periods presented prior to 1996.

     Effective January 1, 1996, Helian's fiscal year-end was changed from November 30 to December 31 to conform to the Company's year-end. Accordingly, Helian's operations for the one month ended December 31, 1995, including net sales of $2,791,000 and a net loss of $378,000, have been excluded from combined results and reported as an adjustment to consolidated retained earnings as of January 1, 1996.

     All material intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior year periods have been reclassified to conform to current year presentation.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company classifies short-term highly liquid investments with original maturities of ninety days or less as cash equivalents.

     The cash balances at December 31, 1995 and 1996 include $750,000 that is restricted under the Senior Credit Facility. (See Note 7.) These funds are in an interest-bearing account and will be released upon the occurrence of specified events.

SHORT-TERM INVESTMENTS

     Investments consist of certificates of deposit and are carried at cost that approximates market.

PATIENT CARE REVENUES, NET AND RELATED RECEIVABLES

     Patient care revenues include amounts reimbursable by third-party payors under contractual arrangements. These contractual arrangements provide for payments based on prospective payment, cost reimbursement and other payment formulas. The difference between established billing rates and amounts estimated to be received are accounted for as contractual allowances. Final determination of amounts earned under certain contractual arrangements is subject to audit or adjustment by third-party payors. The financial statements include provisions for estimated adjustments resulting from such audits or other changes in circumstances during the year.



                                       F-7.

                    THERATX, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     The Company is reimbursed by Medicare for medical and rehabilitation services provided in the Company's skilled nursing facilities at an interim rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the government fiscal intermediary. Differences between amounts accrued and final settlements, if any, are recorded in operations in the year of settlement.

     The Company bills third-party skilled nursing facility customers directly for services provided in its programs at such third-party facilities. Substantially all of such customers are subject to federal and state regulations. A significant portion of the cost of the Company's services is ultimately reimbursed to the Company's customers by Medicare. Although Medicare accepts charges by the Company's customers for usual, customary and reasonable charges at market rates, such charges are subject to audit and retroactive adjustment. The Company reimburses its customers for any charges that are denied by Medicare in accordance with its customer contracts. The financial statements include provisions for estimated future denials.

INVENTORY

     Inventory, which is comprised primarily of medical supplies held for sale and durable medical equipment, is valued at the lower of cost (determined by the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Property includes the cost of acquiring and renovating facilities and equipment. The cost of repairs and maintenance is charged to operations as incurred. Depreciation is provided using the straight-line method over the estimated useful life (forty years for buildings; three to ten years for equipment and furniture; and the lesser of the lease term or ten years for leasehold improvements). Depreciation expense of $4,232,000, $6,915,000 and $7,481,000 includes amortization of assets recorded under capital leases for years ended December 31, 1994, 1995 and 1996, respectively.

     Property and equipment consists of the following at December 31 (in thousands):

                                             1995          1996
                                             ----          ----
Land and improvements.................... $  9,945      $ 10,958
Buildings and improvements...............   79,886        83,921
Construction-in-progress.................    1,334         5,325
Furniture, fixtures and equipment........   31,240        38,771
Leasehold improvements...................    3,510         7,738
                                          --------      --------
                                           125,915       146,713
Accumulated depreciation and
  amortization...........................  (14,238)      (21,061)
                                          --------      --------
                                          $111,677      $125,652
                                          ========      ========

INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill and deferred financing costs. Goodwill represents the excess of cost over the market value of assets acquired and is amortized using the straight-line method over forty years.

     Deferred financing costs are amortized using the straight-line method over the term of the related debt.

CARRYING VALUE OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of, the Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its long-lived assets. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value.




                                     F-8.

                    THERATX, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

EMPLOYEE STOCK OPTIONS

     The Company grants stock options for a fixed number of shares to employees and directors with an exercise price at least equal to the fair value of the shares at the date of grant. The company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. Pro forma information regarding net income as required by SFAS No. 123, Accounting for Stock-Based Compensation, is included in Note 13.

NET INCOME PER SHARE

     Net income per common share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods. Common stock equivalents consist of (i) the number of common shares issuable upon conversion of preferred stock and (ii) the number of shares issueable upon exercise of warrants and stock options.

     Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the public offering price of $12.00 per share during the twelve months immediately preceding the date of the initial filing of the registration statement, excluding common shares and common equivalent shares issued in connection with the acquisition of PersonaCare, have been included in the calculation of common shares and common equivalent shares, using the treasury stock method, as if they were outstanding for all periods prior to the date of the initial public offering.

     In 1994 and 1995, the number of shares issuable upon the exercise of warrants and stock options was calculated using the treasury stock method.

     In 1996, the weighted average common equivalent shares outstanding were computed using the "modified treasury stock method" in accordance with Accounting Principles Board Opinion No. 15 ("APB 15"). The modified treasury stock method is used when the number of shares obtainable upon exercise of outstanding options, warrants and their equivalents, in the aggregate, exceeds 20% of the Company's outstanding common stock. Under this method, all options, warrants and their equivalents are assumed to have been exercised, whether or not dilutive and the aggregate proceeds used to repurchase up to 20% of the outstanding shares. Excess proceeds not utilized for the purchase of such shares are assumed to be utilized to reduce outstanding debt with any remainder invested in interest bearing securities. Net earnings is increased for the assumed interest savings or interest income, net of taxes. For the fiscal year ending December 31, 1996, the effects of the application of the modified treasury stock method were anti-dilutive; thus, as prescribed by APB 15, common equivalent shares were excluded in determining net income per common share.

3. FINANCIAL INSTRUMENTS

CARRYING VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable and borrowings under the Company's Senior Credit Facility approximates fair value.

     The fair value of the Company's subordinated debt at December 31, 1996 is $94,000,000 and is based on quoted market prices.

CONCENTRATION OF CREDIT RISK

     At December 31, 1995 and 1996, approximately 12.2% and 11.1%, respectively, of the Company's accounts receivable and 100% of the Company's third-party settlements are due from Medicare and Medicaid programs for services provided in the Company's owned or leased inpatient facilities. Additionally, at December 31, 1995 and 1996, approximately 53.3% and 58.0%, respectively, of the Company's accounts receivable are from third-party long-term care facilities for services provided by the Company at such facilities. A significant portion of the cost of these services is ultimately reimbursed to the third-party long-term care facilities by Medicare. Should the related government agencies suspend or significantly reduce contributions to the Medicare and Medicaid programs, the Company's ability to collect



                                       F-9.

                    THERATX, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. FINANCIAL INSTRUMENTS -- (CONTINUED)

on its receivables would be adversely affected. At December 31, 1996, the Company had recorded receivables of $20,786,000 and $4,288,000 due directly from Medicare intermediaries and Medicaid programs, respectively. The Medicaid receivables primarily relate to the states of Texas, Rhode Island, Connecticut, Georgia, Florida, Pennsylvania, Ohio and Alabama.

     Management believes the remaining receivable balances due from various payors subject to differing economic conditions do not represent any concentrated credit risks to the Company. Management continually monitors and adjusts its reserves and allowances associated with these receivables.

4. MERGERS AND ACQUISITIONS

     RCS MERGER. Effective May 5, 1995, TheraTx issued approximately 724,000 shares of common stock in exchange for all of the outstanding common stock of RCS. RCS provides respiratory therapy services, cardio-pulmonary services and sleep diagnostic services in hospitals and subacute facilities. RCS also sells and rents home durable medical equipment. This transaction has been accounted for as a pooling of interests. (See Note 2.)

     HELIAN MERGER. Effective December 28, 1995, TheraTx issued approximately 2,456,000 shares of TheraTx common stock in exchange for all outstanding shares of common stock of Helian. Helian operates eleven occupational medical facilities, three ambulatory surgery centers and one surgical specialty hospital. This transaction has been accounted for as a pooling of interests. (See Note 2.)

     Net revenues and net income (loss) for the merged companies for 1994 and 1995 through the dates of mergers are as follows (in thousands):


                                                NET
                                    NET       INCOME
                                 REVENUES     (LOSS)
                                 --------    -------
YEAR ENDED DECEMBER 31, 1994
 The Company................     $126,787    $ 9,607
 Helian.....................       38,205      1,395
 RCS........................        9,290        591
                                 --------    -------
  Combined..................     $174,282    $11,593
                                 ========    =======
YEAR ENDED DECEMBER 31, 1995
 The Company................     $275,853    $11,856
 Helian.....................       35,397     (1,091)
 RCS........................        2,926         64
                                 --------    -------
  Combined..................     $314,176    $10,829
                                 ========    =======

     ACQUISITION OF PERSONACARE, INC. On May 31, 1994, TheraTx acquired PersonaCare, Inc. ("PersonaCare"), a company that owns and operates inpatient facilities. In conjunction with the acquisition, TheraTx issued an aggregate of 3,232,221 shares of stock, comprised of 811,416 shares of common stock and 2,420,805 shares of Series E preferred stock in exchange for all outstanding common and preferred stock of PersonaCare. Each share of preferred stock converted into one share of common stock upon consummation of the initial public offering. (See Note 5.) The holders of shares received in the merger have certain registration rights.

     The acquisition was recorded using the purchase method of accounting and the results of PersonaCare's operations subsequent to May 31, 1994, have been included in the accompanying financial statements. The PersonaCare stock received by TheraTx was valued at $30,000,000 and the Company recorded costs of approximately $1,200,000 in connection with the merger. The assets and liabilities of PersonaCare have been recorded at fair market value. The purchase price in excess of the net identifiable assets acquired of $25,886,000 was recorded as goodwill. In conjunction with the acquisition, the Company assumed certain subordinated notes payable that were repaid during July 1994 from the net proceeds received in the Company's initial public offering.



                                    F-10.

                    THERATX, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. MERGERS AND ACQUISITIONS -- (CONTINUED)

     ACQUISITION OF SMS BUSINESS. Effective April 1, 1995, the Company acquired certain of the assets and assumed certain liabilities from eight companies managed by Southern Management Services, Inc. ("SMS"), including five skilled nursing facilities, an adult congregate living facility, a medical products distribution company and a Medicare Part B billing and supply service company (collectively, the "SMS Business"). The purchase price paid by the Company for the SMS Business included (i) approximately $34,180,000 in cash paid at closing by the Company to certain lenders of the SMS Business in connection with the retirement of bank debt and mortgage debt and (ii) $43,250,000 in cash and 1,097,407 shares of the Company's common stock. In addition, 888,889 shares of the Company's common stock were issued into escrow (the "Escrow Shares"). The Escrow Shares were to be released if certain financial goals for the SMS Business were achieved during the period commencing April 1, 1995 and ending February 29, 1996 ("the Earn-Out Period"), and the purchase price was to be further increased by as much as $20,000,000 payable in either shares of the Company's stock or cash, at the option of the sellers, if certain financial goals were exceeded during the Earn-Out Period. The Company has concluded that the sellers of the SMS Business are not entitled to the Escrow Shares and are not entitled to any earn-out payment as the financial performance of the SMS Business was, as a whole, significantly below the threshold entitling the sellers to any payment under the earn-out. As a result, none of the Escrow Shares are included as outstanding as of December 31, 1996 for financial reporting purposes. The holders of shares received in the acquisition have certain registration rights.

     The acquisition was recorded April 1, 1995 using the purchase method of accounting. The common stock issued in the transaction was valued at $16.75 per share based on the last reported sale price of the Company's common stock on March 31, 1995. The assets and liabilities of SMS have been recorded at fair market value. Intangible assets of approximately $64,306,000, representing the cost of the acquisition in excess of the identifiable assets acquired and liabilities assumed, consist primarily of goodwill that is being amortized over forty years using the straight-line method.

     PRO FORMA RESULTS. The following unaudited pro forma results were developed assuming PersonaCare and the SMS Business had been acquired on January 1, 1994 (in thousands, except per share data):

                                        PRO FORMA
                                 YEAR ENDED DECEMBER 31,
                                --------------------------
                                    1994          1995
                                ------------  ------------
Net revenues....................... $259,362      $329,521
Net income.........................   10,445        10,891
Pro forma net income per share.....     0.57          0.53

     The unaudited pro forma sales and earnings information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on January 1, 1994, nor are they necessarily indicative of results that may occur in the future.

5. INITIAL PUBLIC OFFERING

     On June 24, 1994, the Company's initial public offering was declared effective by the Securities and Exchange Commission. The Company issued 4,010,000 shares of common stock at an offering price of $12.00 per share and received net proceeds of approximately $43,327,000 (after deducting underwriting discounts and offering costs of $4,793,000).

6. LONG-TERM NOTES RECEIVABLE

     The long-term notes receivable at December 31, 1995 and 1996 include a wrap-around third mortgage note receivable from the lessor of the Wisconsin facility for $4,222,000. The note is collateralized by the lessor's property and equipment. Additionally, the note serves as collateral for certain long-term debt. (See Note 7.) The note bears interest at a rate designated to approximate the Company's required lease payment to the lessor. Interest only is receivable monthly on the note that becomes due at the end of the lease term. Interest income of $545,000 related to this note has been recorded for each of the years ended December 31, 1995 and 1996.




                                    F-11.

                    THERATX, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                             DECEMBER 31
                                                      ------------------------
                                                          1995          1996
                                                      ------------  ----------
Senior Credit Facility..............................    $48,000        $75,000
Notes payable, Wisconsin facility, payable in
 monthly installments of principal plus fixed
 interest (8.9% average interest rate) through the
 end of the lease term..............................      2,518          2,300
Note payable to bank, interest at bank's prime rate
 plus 1.75%, (11.0% at November 30, 1995)
 collateralized by a building with principal and
 interest payable in monthly installments...........        651             --
Notes payable to a financial institution, interest
 at 7.82% and 7.56%, collateralized by property and
 equipment, with principal and interest
 payable in monthly installments through November
 1997 and August 1998, respectively.................        454            279
Note payable to a financial institution, interest
 at 7.66%, collateralized by property and equipment,
 with principal and interest payable in monthly
 installments through December 1998.................        727            491
Other...............................................         47            196
                                                        -------        -------
                                                         52,397         78,266
Less current portion................................       (656)          (792)
                                                        -------        -------
                                                        $51,741        $77,474
                                                        =======        =======

     In September 1994, the Company entered into a $65,000,000 Revolving Credit Facility (the "Revolving Credit Facility"). In conjunction with the Revolving Credit Facility, during 1994, the Company restructured $33,000,000 of mortgage debt assumed in the acquisition of PersonaCare and repaid $13,375,000 of PersonaCare debt and accrued interest out of the net proceeds received from the Company's initial public offering.

     On May 8, 1995, TheraTx entered into a $125,000,000 Senior Credit Facility ("Senior Credit Facility") with a group of lenders. The Senior Credit Facility was used to refinance the Company's Revolving Credit Facility. Borrowings under the Senior Credit Facility bear interest at a maximum rate of LIBOR plus 1.5%, adjusted for certain leverage ratios. The Senior Credit Facility provides for a $5,000,000 swing line to accommodate same-day borrowings and a $5,000,000 stand-by letter of credit facility. Future borrowings under the Senior Credit Facility will be used to fund working capital requirements, purchases of property and equipment, acquisitions, and general corporate requirements. Borrowings under the Senior Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries, including all of the capital stock of each subsidiary. The Senior Credit Facility contains various financial covenants, including, but not limited to, requirements for minimum net worth, maximum funded debt and other financial ratios, and restrictions on payments of dividends, capital expenditures and acquisitions. Subsequent to December 31, 1996, all borrowings under the Senior Credit Facility were repaid in conjunction with the merger with Vencor, Inc. (See Note 17.)

     In 1995, the Company recorded charges in connection with the write-off of certain deferred financing costs related to the Company's Revolving Credit Facility. Additionally, the Company incurred costs in conjunction with the early extinguishment of certain capital lease obligations. These items, totaling $701,000, have been reported as an extraordinary item, net of income taxes of $273,000 during the year ended December 31, 1995.

     Certain letters of credit totaling $1,989,500 have been issued under the Senior Credit Facility and are outstanding as of December 31, 1996. These letters of credit, which mature throughout 1997, reduce the amount available to be borrowed under the Senior Credit Facility.

     The notes payable, Wisconsin facility, pertain to a facility that the Company leases. The notes are collateralized by notes receivable from the lessor. In connection with the notes payable, Wisconsin facility, the Company has agreed to pay the debt service on the notes during the five-year term of the lease and any subsequent renewal periods as a part of the rental



                                       F-12.

                    THERATX, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. LONG-TERM DEBT -- (CONTINUED)

agreement. At the end of the lease term, any remaining balance on the notes payable becomes the obligation of the lessor and the note receivable, serving as collateral, is reduced by a like amount.

     At December 31, 1996, the aggregate maturities of long-term debt for the five years ending December 31, 2001 and thereafter are as follows (in thousands):

1997...........................................   $   792
1998...........................................       592
1999...........................................       131
2000...........................................    75,087
2001...........................................        49
Thereafter.....................................     1,615
                                                  -------
                                                  $78,266
                                                  =======

8. CONVERTIBLE SUBORDINATED NOTES

     On February 16, 1995, the Company completed a private placement of $100,000,000 of seven-year convertible subordinated notes due 2002, with a coupon rate of 8%. The notes are redeemable at the option of the Company after February 3, 1998. The proceeds primarily have been used to finance the acquisition and assumption by the Company of certain assets and liabilities of the SMS Business. (See Note 4.) As a result of the merger with Vencor subsequent to December 31, 1996, the Company is required to offer to repurchase the Notes for 100% of the principal amount, together with accrued interest. (See Note 17.)

9. LEASES

     The Company operates facilities pursuant to the terms of long-term operating leases. The operating leases have initial terms ranging from five to fifteen years. The leases provide for renewals, at the Company's option, ranging from two to three periods of five years each. Generally, the leases contain options for the Company to purchase the facilities at the end of the lease terms at an amount related to the fair market value of the facility at the time the option is exercised.

     The Company also rents office space and office equipment under non-cancelable operating leases.

     On April 25, 1995, the Company entered into a twenty-year operating lease relating to the construction and lease of approximately 107,000 square feet of corporate office space. The lease agreement provides for an annual base lease rate of approximately $1,800,000, adjusted annually for inflation. In addition to the base lease rate, the Company will pay certain building operating costs. The lease term began in July 1996 upon completion of the office building.

     Future minimum lease commitments for all non-cancelable operating leases as of December 31, 1996 are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
1997......................... $ 11,944
1998.........................   11,499
1999.........................   10,179
2000.........................    9,665
2001.........................    9,414
Thereafter...................   53,932
                              --------
 Total minimum lease payments $106,633
                              ========


                                    F-13.

                    THERATX, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                      YEAR ENDED DECEMBER 31,
                                    ----------------------------
                                       1994      1995      1996
                                       ----      ----      ----
Current income tax expense:
 Federal..........................    $2,629    $7,382   $10,425
 State............................       295     1,053       457
                                      ------    ------   -------
  Total current income tax
    expense.......................     2,924     8,435    10,882
Deferred income tax expense.......       493     1,154     2,482
                                      ------    ------   -------
  Total provision for income
    taxes.........................    $3,417    $9,589   $13,364
                                      ======    ======   =======

     A reconciliation of the provision for income taxes to the federal statutory rate of 35% in 1994, 1995 and 1996, is as follows (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                     -----------------------------------------
                                         1994          1995          1996
                                     ----------- -------------- --------------
Tax at statutory rate..............  $5,085        $7,275        $12,640
Surtax exemption...................    (100)           --             --
State taxes, net of federal
  benefit..........................     609           793            410
Goodwill amortization..............     224           262            423
Merger costs.......................      --         1,561             --
Other..............................     211           425            100
Change in valuation reserve........  (2,612)         (727)          (209)
                                    -------        ------        -------
                                    $ 3,417        $9,589        $13,364
                                    =======        ======        =======

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets (liabilities) consist of the following (in thousands):

                                     YEAR ENDED DECEMBER 31,
                                   -------------------------
                                      1995            1996
                                   --------        ---------
Deferred tax assets:
 Net operating loss
   carryforwards.................  $ 1,311         $   458
 Asset valuation allowances......    2,985           4,610
 Intangible assets...............      998             816
 Accrued liabilities.............    6,009           5,041
 Other...........................       78             776
                                   -------         -------
 Gross deferred assets...........   11,381          11,701
 Valuation allowance.............   (2,090)         (1,881)
                                   -------         -------
                                     9,291           9,820
Deferred tax liabilities:
 Depreciation....................   (5,672)         (5,964)
 Deferred revenue................     (710)         (2,125)
 Intangible asset................     (794)         (1,833)
 Cash-to-accrual.................     (431)           (168)
 Other...........................     (160)           (223)
                                   -------         -------
                                   $ 1,524         $  (493)
                                   =======         =======

     At December 31, 1996, the Company had available net operating loss carryforwards of approximately $1,206,000 for income tax purposes. The net operating loss carryforwards expire beginning in 2005 through 2008. Because of changes in ownership of the Company, the annual utilization of these losses in the future may be limited.


                                    F-14.

                    THERATX, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. STOCKHOLDERS' EQUITY

     On May 25, 1994, the Company effected a one-for-three reverse stock split on the Company's outstanding common stock. All share and per share amounts have been restated to reflect the reverse stock split for all periods presented.

     Upon consummation of the initial public offering, each outstanding share of Series A, B, C, and D preferred stock converted into .333333 shares of common stock and each share of Series E preferred stock converted into one share of common stock. (See Note 5.) In addition, upon conversion of the preferred stock into common stock, outstanding warrants to purchase preferred stock converted into warrants to purchase common stock exercisable over the remaining term of the preferred stock warrant at an exercise price equal to the exercise price per share under the preferred stock warrant, as adjusted for the reverse stock split.

     The Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, qualifications, preferences, privileges, limitations or restrictions of each such series.

     The Company has reserved a total of 5,522,000 common shares for future issuance upon exercise of stock warrants and stock options.

     The Company has issued warrants to purchase 190,450 shares of its common stock at prices ranging from $4.90 to $12.00 per share, which in management's opinion, equaled or exceeded the fair market value of the stock at the date of issuance. At December 31, 1996, warrants to purchase 78,925 shares of common stock were outstanding. The warrants expire through July 2004.

     On April 25, 1996, the Board of Directors adopted an Employee Stock Purchase Plan (the "Purchase Plan") and reserved 1,000,000 shares of common stock for future issuance. As of December 31, 1996, the company has not implemented the Purchase Plan.

12. STOCKHOLDERS' RIGHTS PLAN

     On July 27, 1995, the Company's Board of Directors adopted a Stockholders' Rights Plan (the "Rights Plan"). In conjunction with the Rights Plan, the Board of Directors declared a dividend of one right ("Right") to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock on each share of common stock. Under the terms of the Rights Plan, the Rights become exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a Tender Offer that would result in ownership by a person or group of 15% or more of the Company's common stock (an "Acquiring Person"), subject to certain exceptions. Each Right has an exercise price of $60.00 and, in certain circumstances, may become exercisable or exchangeable for consideration. Each Right, following the time the Rights become exercisable, may be redeemed for $0.01 at the option of the Board of Directors. Subsequent to December 31, 1996, the Company amended the Rights Agreement to provide that Vencor, Inc. and its affiliates shall not be deemed to be an Acquiring Person. (See Note 17.)

13. STOCK OPTION PLANS

     On April 25, 1996, the Board of Directors adopted the 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") and reserved 2,000,000 shares of common stock for issuance over the ten-year term of the 1996 Plan. This share reserve will automatically increase on the first trading day of each calendar year, beginning with the 1997 calendar year, by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. In no event may any one participant in the 1996 Plan be granted stock options, separately exercisable stock appreciation rights or direct stock issuances for more than 750,000 shares in the aggregate under the 1996 Plan per calendar year.

     The 1996 Plan contains three separate equity incentive programs: (i) a Discretionary Option Grant Program (the "Discretionary Program"); (ii) a Stock Issuance Program; and (iii) an Automatic Option Grant Program. The Discretionary Program and the Stock Issuance Program are administered by the Compensation Committee of the Board (the "Committee"). The Committee has complete discretion (subject to the provisions of the 1996 Plan) to determine the terms of each grant. However, all grants under the Automatic Option Grant Program are made in strict compliance with the provisions of that program.



                                    F-15.

                    THERATX, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13. STOCK OPTION PLANS -- (CONTINUED)

     The exercise price per share of options granted under the Discretionary Program may not be less than 100% of the fair market value of such shares at the date of grant and the term of the options may not exceed ten years.

     The purchase price of shares issued under the Stock Issuance Program may not be less than 100% of the fair market value of such shares at the time of issuance. Shares issued as a bonus for past services are vested upon issuance. All other shares issued under the program are subject to a vesting schedule tied to the performance of service or the attainment of performance goals.

     During 1996, the Committee has generally granted options with service-based options to vest over four years.

     On March 3, 1994, the Board of Directors adopted the 1994 Stock Option/Stock Issuance Plan (the "1994 Plan"). The 1994 Plan replaced the 1990 Stock Option Plan and became effective upon registration of the Company's outstanding common stock under the Securities Exchange Act of 1933. All outstanding options under the 1990 Stock Option Plan have been incorporated into the 1994 Plan as of its effective date. Under the 1994 Plan, the Company is authorized to issue up to 4,495,467 Shares of common stock to employees, consultants and independent contractors. The purchase price of the shares subject to incentive options granted will not be less than 100% of the fair market value of such shares at the date of grant. The purchase price of shares subject to non-qualified options granted will not be less than 85% of the fair market value of such shares at the date of grant. The Plan is administered by the Committee, which has the authority to determine the terms of each grant. The Committee generally has granted options with either service-based vesting or performance-based vesting. Service-based options generally vest over four years. The performance-based options provide for vesting at the end of seven years, with accelerated vesting over a five-year period if certain earnings targets are achieved. The options have a term of ten years.

     In connection with the acquisition of PersonaCare, the Company assumed the PersonaCare, Inc. 1992 Stock Option Plan (the "PersonaCare Plan"). Immediately following the acquisition, 54,863 Shares of the Company's common stock were subject to the outstanding options assumed under the PersonaCare Plan. In connection with the merger with Helian, TheraTx assumed the Helian Health Group, Inc. 1989 Stock Option Plan (the "Helian Plan"). Immediately following the acquisition, 237,683 shares of the Company's common stock were subject to the outstanding options assumed under the Helian Plan. All of the assumed options under the PersonaCare and Helian Plans accelerated automatically upon consummation of the respective mergers and are now fully exercisable for vested shares of the Company's common stock. No further option grants will be made under either plan other than in connection with any regrant or repricing programs that the Compensation Committee of the Company's Board of Directors may authorize.

     Effective May 30, 1996, the Committee approved a plan to reprice certain options granted to employees pursuant to the 1994 Stock Option Plan. The options were repriced effective May 30, 1996. Options originally priced from $16.25 to $21.50 per share were repriced at $14.38 per share, the closing market price of the common stock on May 30, 1996. Each of the repriced options, whether vested or not vested, cannot be exercised for a period of one year ending May 30, 1997, unless certain events defined under the 1994 Plan occurred. At May 30, 1996, options to purchase a total of 242,000 shares of common stock were repriced, of which approximately 58,000 were fully vested prior to repricing.

     Also, on May 30, 1996, the Committee approved a change to the 1994 Plan providing for performance-based options to become service-based options at that date, with vesting to occur over a period of four years. At May 30, 1996, 1,200,000 performance-based options were exchanged for service-based options.


                                    F-16.

                    THERATX, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. STOCK OPTION PLANS -- (CONTINUED)

     Following is a summary of stock option plan activity:

                                      SHARES UNDER                                    WEIGHTED
                                         OPTION               EXERCISE PRICES       AVERAGE PRICE
                                         ------               ---------------       -------------
Outstanding at January 1, 1994..          717,055              .09  --  18.95           6.36
 Granted........................        1,419,170             4.50  --  21.50          14.42
 Exercised......................         (148,568)             .09  --   7.50           0.85
 Forfeited......................         (205,362)             .12  --  18.95          13.49
                                        ---------
Outstanding at December 31, 1994        1,782,295              .09  --  21.50          12.16
 Granted........................        2,087,639             8.36  --  18.25          16.69
 Exercised......................         (183,340)             .09  --  12.13           1.82
 Forfeited......................         (173,762)             .15  --  18.26          14.73
                                        ---------
Outstanding at December 31, 1995        3,512,832              .09  --  21.50          14.45
 Granted........................        1,224,434            10.00  --  16.69          13.84
 Exercised......................         (133,493)             .15  --  16.25           9.47
 Forfeited......................         (200,246)             .15  --  21.50          14.91
                                        ---------
Outstanding at December 31, 1996        4,403,527              .09  --  21.50          14.83
                                        =========

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1996:

                                     OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                        ----------------------------------------------  -----------------------------
                                              WEIGHTED
                                              AVERAGE       WEIGHTED                       WEIGHTED
       RANGE OF              NUMBER          REMAINING       AVERAGE        NUMBER         AVERAGE
       EXERCISE              OPTIONS        CONTRACTUAL     EXERCISE        OPTIONS        EXERCISE
        PRICES             OUTSTANDING          LIFE          PRICE       EXERCISABLE       PRICE
----------------------  -----------------  --------------  -----------  ---------------  ------------
       .09   --    .48             75,221             5.8          .43           70,559           .42
      3.75   --   8.92            253,725             7.5         6.22          159,588          5.69
     11.00   --  16.69          2,337,077             8.5        13.66          594,878         13.15
     18.25   --  21.50          1,737,504             8.0        18.26          201,515         18.31
                                ---------             ---        -----        ---------         -----
                                4,403,527             8.2        14.83        1,206,540         12.12
                                =========             ===        =====        =========         =====

     In January 1996, the Company adopted FASB Statement No. 123, Accounting for Stock-Based Compensation. Under Statement No. 123, the Company may continue following existing accounting rules or adopt a new fair value method of valuing stock-based awards. The Company has elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options and not adopt the alternative fair value method of accounting provided under Statement No. 123. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for both 1995 and 1996: risk free interest rates of 5.36% to 7.05% depending on the date of grant; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.507; and a weighted-average expected life of the option of five years.



                                    F-17.

                    THERATX, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. STOCK OPTION PLANS -- (CONTINUED)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                               YEAR ENDED DECEMBER 31,
                              --------------------------
                                  1995          1996
                              ------------  ------------
Pro forma net income............... $7,758       $16,148
Pro forma earnings per share.......   0.38          0.79

     The weighted-average fair value of options granted during 1995 and 1996 is $8.86 and $6.33, respectively. Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

14. RETIREMENT PLAN

     The Company has a defined contribution 401(k) plan. The plan is for the benefit of generally all employees and permits voluntary employee contributions and Company profit sharing contributions. The Company contributed $104,000, $355,000, and $522,000 to the plan for the years ended December 31, 1994, 1995 and 1996, respectively.

15. COMMITMENTS AND CONTINGENCIES

     The Company maintains professional liability coverage on an occurrence basis. The policy covers claims made up to $1,000,000 per incident, subject to an aggregate limit of $3,000,000. In addition, the Company maintains claims-made basis professional liability coverage for certain physicians and facilities. The claims-made basis policies cover claims up to $1,000,000 per incident, subject to an aggregate limit of $3,000,000. Management intends to renew the existing or similar policies annually and expects to be able to obtain reasonable coverage.

16. MAJOR CUSTOMERS

     The Company had one major customer representing 12.5% of net revenues in 1994. In 1995 and 1996, the Company had no major customers that represented 10% or more of net revenues.

17.  SUBSEQUENT EVENTS

     Effective January 31, 1997, the Company closed an ambulatory surgery center located in Northridge, California. The surgery center was owned by a limited partnership in which the Company holds a 48.8% ownership interest and serves as the general partner. The Company also served as the manager of the surgery center under a management agreement. The Company recorded charges in connection with the write-off of certain assets and the direct costs related to the closure of the facility. The surgery center was acquired in the Helian merger dated December 28, 1995, which was accounted for as a pooling of interests. As required by APB 16, Business Combinations, the loss on the closure totaling $1.8 million has been reported as an extraordinary item, net of income taxes of $666,000, in 1996 based on the following; (i) the 1995 operating loss incurred by the surgery center is significant to the 1995 operating results of the former Helian business, (ii) the loss on the closure is material in relation to the 1996 operating performance of the former Helian business and (iii) the surgery center operations were discontinued within two years of the effective date of the Helian merger.

     On February 9, 1997, the Company entered into an Agreement and Plan of Merger with Vencor, Inc. ("Vencor") and Peach Acquisition Corp., a wholly owned subsidiary of Vencor ("Peach"), pursuant to which Peach commenced a tender offer on February 14, 1997 to purchase all of the outstanding shares of the Company's common stock and the associated rights to purchase Series A Junior Participating Stock at a cash price of $17.10 per share (the "Tender Offer"). The Tender Offer expired on March 18, 1997 and Vencor purchased approximately 99% of the outstanding shares of the Company's common stock at that time. Following the merger which was effective March 21, 1997, the Company became a wholly-owned subsidiary of Vencor. The shares of common stock that were not acquired in the Tender Offer have been converted into the right to receive $17.10 per share in cash.

     As a result of the merger with Vencor, pursuant to the terms of the convertible subordinated notes, the Company is required to offer to repurchase the notes for 100% of the principal amount, together with accrued interest, within fifteen days after the expiration of the Tender Offer.


                                    F-18.

                    THERATX, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. SUBSEQUENT EVENTS -- (CONTINUED)

     Additionally, in conjunction with the merger with Vencor, the Company entered into a note payable to Vencor upon demand (the "Vencor Note").
Advances under the Vencor Note are to be used to repay existing debt and to fund working capital requirements, purchases of property and equipment, acquisitions and general corporate requirements. On March 18, 1997, all borrowings under the Senior Credit Facility were repaid and the Senior Credit Facility was terminated. The Company also repaid approximately $1.3 million in debt outstanding. As of March 21, 1997, approximately $95 million was outstanding under the Vencor Note.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1996 (in thousands, except per share data):



                                                      1995                                 1996
                                       -----------------------------------  -----------------------------------
                                               THREE MONTHS ENDED                   THREE MONTHS ENDED
                                       -----------------------------------  -----------------------------------
                                       MAR. 31  JUN. 30  SEPT. 30  DEC. 31  MAR. 31  JUN. 30  SEPT. 30  DEC. 31
                                       -------  -------  --------  -------  -------  -------  --------  -------
Net revenues........................   $59,500  $81,466   $84,609  $88,601  $93,324  $95,859   $99,417  102,555
Income from operations..............     5,995    8,064    11,002    5,614   11,663   11,844    12,822   12,250
Income before income taxes,
 minority interest, and
 extraordinary item.................     4,931    5,324     8,288    2,230    8,634    9,137     9,560    8,785
Income before extraordinary item....     2,926    2,908     5,108      315    5,324    5,807     6,066    5,520
Net income..........................     2,926    2,480     5,108      315    5,324    5,807     6,066    4,386
Earnings per common share:
  Income, before extraordinary
   item.............................      0.15     0.14      0.25     0.02     0.26     0.28      0.29     0.27
  Net income........................   $  0.15  $  0.12   $  0.25  $  0.02  $  0.26  $  0.28   $  0.29  $  0.21
Weighted average shares
 outstanding........................    19,598   20,708    20,651   20,711   20,689   20,963    21,222   20,600

     Amounts for the quarter ended March 31, 1995 have been restated to include Helian and RCS. The quarters ending June 30 and September 30, 1995 include the operations of RCS as reported and have been restated to include Helian. The five quarters ended December 31, 1996 include RCS and Helian as reported.




                                    F-19.

                                                                     SCHEDULE II



                    THERATX, INCORPORATED AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                                ADDITIONS
                                                          ---------------------
                                                                        OTHER
                                              BALANCE AT  CHARGED TO  ADDITIONS         DEDUCTIONS         BALANCE AT
                                              BEGINNING   COSTS AND      --                 --               END OF
DESCRIPTION                                   OF PERIOD    EXPENSES   DESCRIBE           DESCRIBE            PERIOD
-----------                                   ----------  ----------  ---------       --------------       ----------
Year Ended December 31, 1996:
 Deducted from asset accounts:
 Allowance for doubtful accounts............     $ 5,449      $3,571     $  196 (A)   $(1,449) (C)            $ 7,767
 Allowance for denials......................       2,575       1,753        126 (B)        --                   4,454
 Valuation allowance for deferred tax assets       2,090          --         --          (209) (D)              1,881
                                                 -------      ------     ------       -------                 -------
  Total.....................................     $10,114      $5,324     $  322       $(1,658)                $14,102
                                                 =======      ======     ======       =======                 =======
Year Ended December 31, 1995:
 Deducted from asset accounts:
 Allowance for doubtful accounts............     $ 4,360      $3,221     $   25 (A)   $(2,157) (C)            $ 5,449
 Allowance for denials......................       1,372       1,406         --          (203) (C)              2,575
 Valuation allowance for deferred tax assets       2,817          --         --          (727) (D)              2,090
                                                 -------      ------     ------       -------                 -------
  Total.....................................     $ 8,549      $4,627     $   25       $(3,087)                $10,114
                                                 =======      ======     ======       =======                 =======
Year Ended December 31, 1994:
 Deducted from asset accounts:
 Allowance for doubtful accounts............     $ 2,810      $4,653     $  673 (A)   $(3,776) (C)            $ 4,360
 Allowance for denials......................         561         843         --           (32) (C)              1,372
 Valuation allowance for deferred tax assets       3,338          --      2,091 (A)    (2,612) (D)              2,817
                                                 -------      ------     ------       -------                 -------
  Total.....................................     $ 6,709      $5,496     $2,764       $(6,420)                $ 8,549
                                                 =======      ======     ======       =======                 =======

(A)  Balances recorded in connection with acquisitions.

(B)  Amounts recovered from previous write-offs.

(C)  Uncollectable accounts written off.

(D)  Reduction in valuation allowance, increasing net deferred tax assets.